Form 10-Q
period 1994-12-31
ATLANTA GAS LIGHT CO
filed 1995-02-13
CIK 8154

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF
                THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended December 31, 1994

                  Commission file number 1-9905

                    ATLANTA GAS LIGHT COMPANY
       (Exact name of registrant as specified in its charter)


        GEORGIA                                   58-0145925

(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



 303 PEACHTREE STREET, NE                           30308
  ATLANTA, GEORGIA                                (Zip Code)
(Address of principal executive offices)


                              (404) 584-4000
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 1994. . . . . . . . . . . 25,600,552

                        ATLANTA GAS LIGHT COMPANY

                      Quarterly Report on Form 10-Q
                 For the Quarter Ended December 31, 1994


                            Table of Contents

 Item                                                           Page
Number            PART I     FINANCIAL INFORMATION              Number

  1    Financial Statements

        Condensed Consolidated Income Statements (Unaudited)
          for the Three Months and Twelve Months Ended
          December 31, 1994 and 1993                              3

        Condensed Consolidated Balance Sheets (Unaudited) at
          December 31, 1994, December 31, 1993 and
          September 30, 1994                                      4

        Condensed Consolidated Statements of Cash Flows
          (Unaudited) for the Three Months and Twelve
          Months Ended December 31, 1994 and 1993                 6

        Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                             7

  2    Management's Discussion and Analysis of Results of
        Operations and Financial Condition                       10



                  PART II   OTHER INFORMATION

  1    Legal Proceedings                                         14


  5    Other Information                                         14


  6    Exhibits and Reports on Form 8-K                          18


                  SIGNATURES                                     19

                     PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements


               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
 FOR THE THREE MONTHS AND TWELVE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                    (MILLIONS, EXCEPT PER SHARE DATA)



                                       Three Months      Twelve Months
                                      --------------   ------------------
                                       1994    1993       1994     1993
                                      ------  ------   --------  --------
Operating Revenues                    $328.8  $361.9   $1,166.8  $1,158.1
Cost of Gas                            188.1   229.7      695.2     718.4
                                      ------  ------   --------  --------
  Operating Margin                     140.7   132.2      471.6     439.7
                                      ------  ------   --------  --------
Other Operating Expenses:
  Operating Expenses                    81.5    80.5      322.2     305.0
  Restructuring Costs                   44.5               44.5
                                      ------  ------    -------  --------
  Total Other Operating Expenses       126.0    80.5      366.7     305.0
Income Taxes                             0.6    13.8       21.1      30.5
                                      ------  ------    -------   -------
  Operating Income                      14.1    37.9       83.8     104.2
                                      ------  ------    -------   -------
Other Income:
  Other Income and Deductions            1.4     1.6        5.0       7.9
  Income Taxes                          (0.5)   (0.8)      (1.7)     (3.0)
                                      ------  ------    -------   -------
  Other Income - Net                     0.9     0.8        3.3       4.9
                                      ------  ------    -------   -------
Income Before Interest Charges          15.0    38.7       87.1     109.1
Interest Charges                        13.2    12.4       48.4      47.4
                                      ------  ------    -------   -------
Net Income                               1.8    26.3       38.7      61.7
Dividends on Preferred Stock             1.1     1.1        4.5       4.5
                                      ------  ------    -------   -------
Earnings Applicable to Common
  Stock                               $  0.7  $ 25.2    $  34.2   $  57.2
                                      ======  ======    =======   =======
Earnings Per Share of Common Stock    $ 0.03  $ 1.01    $  1.35   $  2.32

Cash Dividends Paid Per Share of
  Common Stock                        $ 0.52  $ 0.52    $  2.08   $  2.08

Average Number of Common Shares
  Outstanding (Millions)                25.5    24.9       25.3      24.7



            See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (MILLIONS)


                                             December 31,   September 30,
                                          ----------------- -------------
                                            1994      1993      1994
                                          --------  --------  --------
ASSETS
Utility Plant                             $1,847.5  $1,764.2  $1,833.2
   Less Accumulated Depreciation             559.0     532.4     553.6
                                          --------  --------  --------
    Utility Plant - Net                    1,288.5   1,231.8   1,279.6
                                          --------  --------  --------
Other Property and Investments (less
 accumulated depreciation)                    18.7      17.9      17.8
                                          --------  --------  --------
Current Assets:
  Cash and Cash Equivalents                    4.2       4.3       3.3
  Receivables (less allowance for
   uncollectible accounts of $5.0 at
   December 31, 1994, $4.1 at December 31,
   1993 and $2.8 at September 30, 1994)      187.5     231.0      79.3
 Inventories:
  Natural Gas Stored Underground             103.9     108.7     144.5
  Liquefied Natural Gas                       17.5      18.8      17.8
  Liquefied Petroleum Gas                      3.3       4.1       3.6
  Merchandise                                  3.2       3.2       4.4
  Materials and Supplies                       9.3       9.1       9.1
 Other                                         8.4       2.1       9.1
                                          --------  --------  --------
  Total Current Assets                       337.3     381.3     271.1
                                          --------  --------  --------
Deferred Debits and Other Assets:
  Unrecovered Environmental Response Costs    29.4      24.6      30.5
  Unrecovered Integrated Resource Plan Costs  12.8       0.7      11.4
  Other                                       26.8      35.1      32.5
                                          --------  --------  --------
  Total Deferred Debits and Other Assets      69.0      60.4      74.4
                                          --------  --------  --------
      Total                               $1,713.5  $1,691.4  $1,642.9
                                          ========  ========  ========


              See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (MILLIONS)


                                                 December 31,    September 30,
                                                ---------------  -------------
                                                 1994     1993        1994
                                                -------  -------    --------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock, $5 Par Value, Shares Issued and
   Outstanding of 25.6 at December 31, 1994, 25.0
   at December 31, 1993 and 25.4 at September 30,
   1994                                         $  128.0 $ 124.9    $  127.1
  Premium on Capital Stock                         245.8   228.5       241.3
  Earnings Reinvested                              137.5   155.9       150.1
                                                -------- -------    --------
     Total Common Stock Equity                     511.3   509.3       518.5
  Preferred Stock, Cumulative $100 Par or Stated
   Value, Shares Issued and Outstanding of 0.6 at
   December 31, 1994, December 31, 1993 and
   September 30, 1994                               58.5    58.7        58.5
  Long-Term Debt                                   554.5   509.8       554.5
                                                 ------- -------     -------
     Total Capitalization                        1,124.3 1,077.8     1,131.5
                                                 ------- -------     -------
Current Liabilities:
  Redemption Requirements on Preferred Stock         0.3     0.3         0.3
  Long-Term Debt Due Within One Year                15.0                15.0
  Short-Term Debt                                  148.6   229.5        95.4
  Accounts Payable                                  51.7    81.4        57.6
  Deferred Purchased Gas Adjustment                 33.3     5.2        20.1
  Customer Deposits                                 29.6    25.3        26.8
  Taxes                                             14.4    24.9        14.0
  Accrued Pension Costs                             20.2
  Accrued Postretirement Benefits Costs             23.0     2.3         3.6
  Other                                             41.4    32.7        53.1
                                                 ------- -------    --------
     Total Current Liabilities                     377.5   401.6       285.9
                                                 ------- -------    --------
Accrued Environmental Response Costs                24.1    19.1        24.3
                                                 ------- -------    --------
Deferred Credits                                    66.1    63.3        66.6
                                                 ------- -------    --------
Accumulated Deferred Income Taxes                  121.5   129.6       134.6
                                                 ------- -------    --------
     Total                                      $1,713.5$1,691.4    $1,642.9
                                                ======== =======    ========
             See notes to condensed consolidated financial statements.

                  ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS AND TWELVE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                            (MILLIONS)

                                            Three Months        Twelve Months
                                           ---------------     ---------------
                                            1994     1993       1994     1993
                                           ------   ------     ------  -------
Cash Flows from Operating Activities:
Net Income                                 $  1.8   $ 26.3     $  38.7 $  61.7
Adjustments to Reconcile Net Income to Net
      Cash Flow from Operating Activities:
        Restructuring Costs                  44.5                 44.5
        Depreciation and Amortization        15.7     15.0        59.9    61.7
        Deferred Income Taxes               (13.1)     3.1        (2.6)   21.4
        Non-Cash Compensation Expense         2.4      2.1         8.5     8.2
        Other                                (0.9)    (0.4)       (2.4)   (2.2)
                                           ------   ------     ------  -------
                                             50.4     46.1       146.6   150.8
        Changes in Certain Assets and
         Liabilities                        (65.9)  (112.4)       37.0  (105.2)
                                           ------  -------     -------  ------
           Net Cash Flow from Operating
           Activities                       (15.5)   (66.3)      183.6    45.6
                                          -------  -------     -------  ------
Cash Flows from Financing Activities:
      Short-Term Borrowings, Net             53.2     98.1       (80.9)   94.0
      Redemptions, Purchase Fund and
        Sinking Fund Requirements of Preferred
        Stock and Long-Term Debt                    (125.7)             (178.0)
      Sale of Common Stock, Net of Expenses   0.5      0.7         2.2     2.7
      Sale of Long-Term Debt                         134.8        59.7   207.3
      Sale of Preferred Stock, Net of Expenses
      Dividends                             (11.9)   (11.8)      (47.5)  (47.0)
                                         --------  -------     -------  ------
           Net Cash Flow from Financing
           Activities                        41.8     96.1       (66.5)   79.0
                                         --------  -------     -------  ------
Cash Flows from Investing Activities:
      Utility Plant Expenditures            (25.7)   (28.5)     (119.3) (121.1)
      Non-Utility Capital Expenditures       (0.9)                (1.0)   (0.6)
      Cost of Property Removal, Net of Salvage1.2     (0.3)        3.1    (1.5)
                                          -------  -------     -------  ------
           Net Cash Flow from Investing
             Activities                     (25.4)   (28.8)     (117.2) (123.2)
                                          -------  -------     -------  ------
           Net Increase (Decrease) in Cash
             and Cash Equivalents             0.9      1.0        (0.1)    1.4
           Cash and Cash Equivalents
             at Beginning of Period           3.3      3.3         4.3     2.9
                                          -------  -------     -------  ------
           Cash and Cash Equivalents
             at End of Period             $   4.2  $   4.3     $   4.2  $  4.3
                                          =======  =======     =======  ======
Cash Paid during the Period for:
      Interest                            $  20.8  $  18.5     $  53.4  $ 44.7
      Income Taxes                        $   8.3  $   0.0     $  26.3  $ 16.9
See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Unless noted specifically or otherwise required by the context, reference to the "Company" includes Atlanta Gas Light Company (AGL) and its wholly owned subsidiaries Chattanooga Gas Company (Chattanooga), Georgia Gas Company, Georgia Gas Service Company, Georgia Energy Company, and Trustees Investments, Inc. The information contained in these condensed consolidated financial statements and notes is unaudited, but reflects all normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of the Company for the fiscal years ended September 30, 1994 and 1993. Certain 1993 amounts have been restated or reclassified for comparability with 1994 amounts.

2. Since sales of natural gas are dependent to a large extent on weather, the majority of the Company's income is realized during the winter months. Earnings for a three-month period are not indicative of the earnings for a twelve-month period.

3. AGL has identified eight sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. These sites are located in Athens, Augusta, Brunswick, Macon, Rome, Savannah, Valdosta and Waycross. In addition, AGL has identified four other sites in Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. These sites are located in Atlanta (2), Macon
   and Griffin.   A Preliminary Assessment (PA) has been conducted at each of these sites and a subsequent Site Investigation (SI) was conducted at ten of the twelve sites (all but the two Atlanta sites). Results from these investigations reveal environmental impacts at and near nine sites (all but the second Macon site).

   AGL has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SI's for each site. The Company, in response to a request by EPD, also has submitted the SI for Athens. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan (CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company has completed its assessment activities at the Griffin site, has developed a proposed CAP for this site, and has submitted the CAP to EPD for review. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities at Augusta, Savannah and Athens to be completed in 1995.





   On March 22, 1994 AGL submitted to the EPD, under newly enacted regulations issued by EPD under the Georgia Hazardous Site Response Act
   (HSRA), formal notifications pertaining to MGP site conditions at seven of the owned MGP sites: Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites on Georgia's "Hazardous Site Inventory." EPD has also listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. EPD will determine whether corrective action is required at any or all of these sites.

   The Georgia Public Service Commission (Georgia Commission) has approved the recovery by AGL of Environmental Response Costs, as defined below, pursuant to an Environmental Response Cost Recovery Rider (ERCRR) effective October 1, 1992. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

   The ERCRR authorized AGL to recover from its ratepayers Environmental Response Costs that it may incur in succeeding twelve-month periods ending each June 30th, net of working capital benefits resulting from deferred income taxes, amortized over a 60-month recovery period beginning each October 1. As a result of the ERCRR, AGL expects that it will be able to recover all of its Environmental Response Costs. The carrying costs to AGL of such Environmental Response Costs during the period of amortization are subject to recovery from any amounts that may be received from insurance carriers and from former owners and operators of MGP sites. Any amounts received from such sources are shared equally by AGL and its ratepayers. AGL records its portion as income to offset unrecovered carrying costs.

   See Part I, Item 2 and Part II, Item 5 of this Form 10-Q for additional information regarding environmental response activities associated with MGP sites.

4. The Company competes to supply natural gas to interruptible customers which are capable of switching to alternative fuels, including fuel oil, coal, propane, electricity and, in some cases, combustible wood by-products. The Company also competes to supply gas to interruptible customers that might otherwise seek to bypass the Company and purchase natural gas directly from interstate pipelines or municipal gas authorities.

   Certain interruptible customers have indicated they may seek to bypass AGL. The Company estimates that operating margin from AGL's interruptible customers could be reduced by as much as approximately $26 million per year, depending upon the ultimate number of customers that seek and are granted bypass. If any interruptible customers seek and are granted authority to bypass AGL, AGL intends to recover those lost revenues through the Interruptible Transportation and Sales
   Maintenance (ITSM) Rider. The authority to recover revenues lost as a result of bypass through this tariff mechanism has been challenged
   recently in proceedings before the Georgia Commission.   AGL believes
   such authority is provided in its current tariff. However, management is unable to predict the outcome of the proceedings pending before the Georgia Commission.

   On October 19, 1994, the Georgia Commission issued a scheduling order for an investigation of AGL Bypass and Other Issues. The proceeding is designed to provide information to the Georgia Commission regarding alternatives to respond to bypass and to assess the economics of
   bypass.     Hearings were conducted during the months of November and
   December 1994.  The matter is pending before the Georgia Commission.







   To further address competition and the threat of bypass, AGL will negotiate special contracts with customers on an individual basis, subject to Georgia Commission approval. On September 28, 1994, AGL and DSM Chemicals of North America, Inc. (DSM) filed a contract with the Georgia Commission designed to avoid bypass by DSM. On November 15,
   1994, the Georgia Commission approved the special contract. Under the terms of the contract, the Company may offset the discount with certain gas supply benefits. As a result, the Company expects no operating margin loss under the lower contract rates.

5. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), effective October 1, 1993. This statement requires accrual of postretirement benefits during the years an employee provides services. Previously the costs of these benefits, which include health care and life insurance benefits, were recorded using the pay-as-you-go method.

   In its September 29, 1993 rate case decision, the Georgia Commission approved a phase-in of SFAS 106 expense that defers a portion of fiscal 1994 and fiscal 1995 SFAS 106 expense for future recovery. The Company records a regulatory asset for the deferred portion of SFAS 106 expense. On June 14, 1993, the Tennessee Public Service Commission (Tennessee Commission) issued an order resulting from a generic docket that approved the recovery of SFAS 106 expense that is funded through an external trust.

6. The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), effective October 1, 1993. Under this method, deferred tax balances are measured at the tax rates that will apply during the period the taxes become payable and are adjusted whenever new rates are enacted. Due to the regulated nature of the Company's utility business, the principal effect of the adoption of SFAS 109 was to record a regulatory liability. There was no significant effect on net income or the consolidated balance sheet as a result of the adoption of SFAS 109.

7. In November 1994, the Company announced a corporate restructuring plan in response to the increased challenges of competition and the federal and
   state regulatory environments in which the Company operates.    The
   restructuring plan provides for reengineering the Company's business processes and streamlining the Company's statewide field organization. Restructuring will include combining offices and creating centralized call centers and a network of locations where customers can pay their bills throughout the Company's service area. The plan should ultimately reduce the number of employees of the Company by approximately 600, which will be accomplished by attrition, early retirement and other severance programs. Portions of the plan have been implemented, with the remainder to be implemented over the next one to two years.

   During the quarter ended December 31, 1994, 354 eligible employees accepted the Company's Special Voluntary Retirement Plan (SVRP) offer.
   In accordance with current accounting standards, the Company recorded restructuring costs of $44.5 million or $28.4 million after income taxes. In addition, 85 eligible employees accepted the SVRP after December 31, 1994 but prior to the January 3, 1995 deadline. Additional restructuring costs of $10.0 million or $6.4 million after income taxes related to those 85 employees will be recorded during the quarter ending March 31, 1995 along with certain other restructuring costs.

   As a result of the restructuring, the Company expects significant reductions in future annual operating expenses. Such reductions should enable the Company to be more competitive in its markets in the future. The Company estimates total costs of the restructuring plan, including the SVRP, will be in a range of $58 to $61 million or $37 to $39 million
   after income taxes.    The Company expects to offset those costs in the
   following two to three years with lower operating costs.

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            Results of Operations

Three-Months Ended December 31, 1994 Compared With 1993

        Explained below are the major factors that had a significant effect on results of operations for the three-month period ended December 31, 1994, compared with the same period for 1993.

        Operating revenues decreased 9.2% for the three-month period ended December 31, 1994, compared with 1993 due primarily to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold as a result of weather that was 32% warmer than the same period in 1993. The decrease in operating revenues was partly offset by (1) increased consumption by firm service customers and (2) growth in the number of customers served.

        Cost of gas decreased 18.1% for the three-month period ended December 31, 1994, compared with 1993 due primarily to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold as a result of weather that was 32% warmer than the same period in 1993. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

        Operating margin increased 6.4% for the three-month period ended December 31, 1994, compared with 1993. The increase in operating margin was due primarily to (1) increased consumption by firm service customers and (2) growth in the number of customers served.

        Operating expenses increased 1.2% for the three-month period ended December 31, 1994, compared with 1993 due primarily to increased depreciation expense as a result of increased property subject to depreciation. Total other operating expenses increased due primarily to
(1) restructuring costs of $44.5 million (see Note 7 to Condensed
Consolidated Financial Statements in this Form 10-Q) and (2) increased depreciation expense.

        Interest charges increased 6.5% for the three-month period ended December 31, 1994, compared with 1993. The increase was due primarily to increased interest rates on short-term debt.

        Income taxes decreased $13.5 million for the three-month period ended December 31, 1994, compared with 1993 due primarily to decreased taxable income.







     Net income for the three-month period ended December 31, 1994, was $1.8 million, compared with net income of $26.3 million in 1993. Earnings per share of common stock were $.03 for the three-month period ended December 31, 1994, compared with earnings per share of $1.01 in 1993. The decreases in net income and earnings per share were due to restructuring costs of
$44.5 million (see Note 7 to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in net income and earnings per share were partly offset by increased operating margin resulting from (1) increased consumption by firm service customers and (2) growth in the number of customers served.

Twelve-Months Ended December 31, 1994 Compared With 1993

        Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended December 31, 1994, compared with the same period for 1993.

        Operating revenues increased 0.8% for the twelve-month period ended December 31, 1994, compared with the same period for 1993 due primarily to
(1) increased consumption by firm service customers, (2) growth in the number of customers served, (3) a change in the mix of volumes of gas sold and transported to interruptible customers and (4) rate increases granted by the Georgia Commission effective October 1, 1993 and the Tennessee Commission effective February 1, 1994. The increase in operating revenues was partly offset by (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold as a result of weather that was 21% warmer than the same period in 1993. Although margins are not affected, operating revenues are greater when gas is sold to customers than when gas is transported for customers.

        Cost of gas decreased 3.2% for the twelve-month period ended December 31, 1994, compared with the same period for 1993 due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold as a result of weather that was 21% warmer than the same period in 1993. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

        Operating margin increased 7.3% for the twelve-month period ended December 31, 1994, compared with 1993. The increase in operating margin was due primarily to (1) increased consumption by firm service customers and (2) growth in the number of customers served.

        Operating expenses increased 5.6% for the twelve-month period ended December 31, 1994, compared with the same period for 1993 due primarily to
(1) increased postretirement benefits other than pensions, (see Note 5 to Condensed Consolidated Financial Statements), (2) increased outside services employed and (3) increased costs for labor.
Total other operating expenses increased due primarily to (1) restructuring costs of $44.5 million (see Note 7 to Condensed Consolidated Financial Statements in this Form 10-Q), (2) increased postretirement benefits other than pensions, (3) increased outside services employed and
(4) increased costs for labor.

        Other income for the twelve-month period ended December 31, 1994, decreased $1.6 million from 1993 due primarily to a decrease in interest income associated with income tax refunds related to prior years.

        Interest charges increased 2.1% for the twelve-month period ended December 31, 1994, compared with 1993. The increase was due primarily to increased (1) interest rates on short-term debt and (2) amounts of short-term debt outstanding.




        Income taxes decreased $10.7 million for the twelve-month period ended December 31, 1994, compared with 1993 due primarily to decreased taxable income.

        Net income for the twelve months ended December 31, 1994, was $38.7 million, compared with net income of $61.7 million in 1993. Earnings per share of common stock were $1.35 for the twelve months ended December 31, 1994, compared with $2.32 in 1993. The decreases in net income and earnings per share were due to restructuring costs of $44.5 million (see Note 7 to Condensed Consolidated Financial Statements in this Form 10-Q). The decreases in net income and earnings per share were partly offset by increased operating margin resulting from (1) increased consumption by firm service customers and (2) growth in the number of customers served.


                             Financial Condition

        The Company's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to December 31 as a result of colder weather. The Company also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $108.2 million and inventory of gas stored underground and liquefied natural gas decreased $40.9 million during the three months ended December 31, 1994. Accounts receivable decreased $43.5 million from December 31, 1993 to December 31, 1994 due primarily to decreased operating revenues as a result of weather that was 32% warmer during the three months ended December 31, 1994 compared with 1993. Accounts payable decreased $29.7 million from December 31, 1993 to December 31, 1994 due primarily to a $21.4 million decrease in accounts payable to pipeline suppliers.

        The Company currently estimates that its portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $107 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with FERC. Such filings by the Company's pipeline suppliers are pending final FERC approval.

        Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by FERC. Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as the Company face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services. The purchasing practices of AGL are subject to review by the Georgia Commission under new legislation enacted by the Georgia General Assembly. The legislation establishes procedures for review and approval of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. On August 1, 1994, AGL filed its gas supply plan for fiscal year 1995, and on September 15, 1994, the Georgia Commission approved the plan. Pursuant to AGL's approved plan, gas supply purchases may be recovered under the purchased gas provisions of AGL's rate schedules, and the plan also allows recovery from the customers of AGL of Order 636 transition costs that are currently being
charged by the Company's pipeline suppliers.   For further discussion of
the effects of FERC Order 636 on the Company, see Part II, Item 5 "Federal Regulatory Matters" of this Form 10-Q.

        As noted above, the Company recovers the cost of gas under the purchased gas provisions of the Company's rate schedules. The Company was in an over recovery position of $5.2 million at December 31, 1993, and $33.3 million at December 31, 1994 with respect to the purchased gas provisions. Under the provisions of the Company's rate schedules, any under or over recoveries of gas costs are included in current assets or liabilities and have no effect on net income.















        The expenditures for plant and other property totaled $26.6 million and $120.3 million for the three-month and twelve-month periods ended December 31, 1994, respectively.

        The Company had accrued liabilities of $24.1 million at December
31, 1994 compared with $19.1 million at December 31, 1993 and $24.3 million at September 30, 1994 for future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by the Company of Environmental Response Costs, as defined in Note 3 to Condensed
Consolidated Financial Statements, commencing October 1, 1992, pursuant to the ERCRR. As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Part II,
Item 5 of this Form 10-Q.

        Certain interruptible customers have indicated they may seek to bypass AGL. The Company estimates that operating margin from AGL's interruptible customers could be reduced by as much as approximately $26 million per year, depending upon the ultimate number of customers that seek and are granted bypass. If any additional customers seek and are granted authority to bypass AGL, AGL intends to recover those lost revenues through the Interruptible Transportation and Sales Maintenance (ITSM) Rider. The authority to recover revenues lost as a result of bypass through this tariff mechanism has been challenged recently in proceedings before the
Georgia Commission.   AGL believes such authority is provided in its
current tariff. However, management is unable to predict the outcome of the proceedings pending before the Georgia Commission.

        As of December 31, 1994, the Company had issued $194.5 million principal amount of Medium- Term Notes Series C, with maturity dates ranging from 10 to 30 years and with interest rates ranging from 5.9% to 7.2%. The notes are issued under an Indenture dated as of December 1, 1989, as supplemented and modified, and are unsecured and rank on a parity with all other unsecured indebtedness of the Company. Net proceeds from the notes were used to repay short-term debt, to refund the remaining $125 million principal balance of the Company's only outstanding series of First Mortgage Bonds and for other corporate purposes. As a result, long-term debt outstanding increased $44.7 million from December 31, 1993 to December 31, 1994.

        Short-term debt outstanding increased $53.2 million from September 30, 1994 to December 31, 1994 primarily to meet increased working capital requirements. Short-term debt outstanding decreased $80.9 million from December 31, 1993 to December 31, 1994 due primarily to net cash flow from operating activities and the repayment of short-term debt from the proceeds of the issuance of Medium-Term Notes, Series C.

        Accrued postretirement benefits costs increased $20.7 million from December 31, 1993 to December 31, 1994 and $19.4 million from September 30, 1994 to December 31, 1994. The increase was due primarily to restructuring costs resulting from the Company's Special Voluntary Retirement Plan (SVRP) in the quarter ended December 31, 1994 (see Note 7 to Condensed Consolidated Financial Statements in this Form 10-Q).

        Accrued pension costs increased $20.2 million for the three-and twelve-month periods ended December 31, 1994. The increase was due primarily to restructuring costs resulting from the Company's SVRP in the quarter ended December 31, 1994 (see Note 7 to Condensed Consolidated Financial Statements in this Form 10-Q).

                          PART II   OTHER INFORMATION

        Part II Other Information is intended to supplement information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and should be read in conjunction therewith.

Item 1.  Legal Proceedings
          See Item 5.

Item 5. Other Information
                  Federal Regulatory Matters

Order 636
        The Company currently estimates that its portion of transition costs from all of its pipeline suppliers that have been filed with the Federal Energy Regulatory Commission (FERC) to date to be recovered (which include unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling of interstate pipeline sales service), could be as high as approximately $107 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC. Such filings by the Company's pipeline suppliers are pending final approval. Transition costs billed to the Company are being recovered from customers under the purchased gas provisions of the Company's rate schedules.
Details concerning the current status of various Order 636 restructuring proceedings involving the pipelines that serve the Company directly are set forth below.

SOUTHERN        GSR Cost Recovery Proceeding.  Southern Natural Gas Company
(Southern) made several quarterly GSR cost recovery filings with the FERC during the fiscal year ended September 30, 1994. In addition, Southern has filed on a monthly basis since the implementation of Order 636 to revise its GSR billing determinants. On November 30, 1994, Southern filed with the FERC to recover an additional $16.6 million in GSR costs of which the Company's liability is estimated at $3.8 million. On December 30, 1994, the FERC rejected certain costs contained in Southern's November 30, 1994 filing which are associated with Southern's Mississippi Canyon gas supply facilities, but otherwise accepted Southern's filing and consolidated it with Southern's other GSR recovery filings for hearing purposes.

        The Company has challenged Southern's methodology for allocating GSR costs to the Company, and is actively challenging the eligibility and prudence of the GSR costs Southern has sought to recover. The Company's estimated liability for GSR costs as a result of Southern's filings is approximately $72.8 million, subject to possible reduction based upon the hearing FERC established to investigate Southern's costs. The Company's estimated liability also is subject to change based upon possible revisions to Southern's allocation methodology and cost recovery mechanism.
However, the Company has reached an agreement in principle with Southern that if implemented would resolve the pending rate and restructuring proceedings and all transition costs involving Southern. The agreement, if approved, will result in an annual decrease in rates to the Company's customers of approximately $35 million. In addition, it would reduce the Company's overall liability for GSR costs by approximately $30 million. The total estimated GSR liability owed to Southern under the agreement will be satisfied essentially with previously collected GSR costs and refunds that otherwise would have been due the Company. The agreement is subject to the negotiation of definitive documents and FERC approval.

TENNESSEE       GSR Cost Recovery Proceeding.     Tennessee Gas Pipeline
Company (Tennessee) made several quarterly GSR cost recovery filings with the FERC during the fiscal year ended September 30, 1994. On December 15, 1994, Tennessee filed with the FERC to recover an additional $21.5 million in GSR costs. The Company's estimated liability for GSR costs as a result of Tennessee's filings is approximately $7.0 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. The Company is actively participating in Tennessee's GSR cost recovery proceeding.

Other Cost Recovery Proceedings.        On November 30, 1994, Tennessee
filed with FERC to recover $21.2 million in annual stranded upstream transportation costs. The Company protested Tennessee's additional cost filing on the ground that Tennessee had not removed certain merchant-related costs associated with stranded upstream transportation arrangements as directed by FERC. The Company's estimated liability for these costs is $0.5 million.

FERC Rate Proceedings

SOUTHERN        Southern's current rate proceeding involves rates from May 1,
1993 forward, and also involves undue discrimination claims raised by the Company against Southern. These claims arise out of a settlement between Southern and Arcadian Corporation (Arcadian) related to the bypass of the Company's system, and certain discounted transportation arrangements entered into between Southern and Arcadian as part of the settlement. The hearing in this rate proceeding commenced on January 10, 1995. An agreement in principle has been reached with Southern which, if approved, would include the resolution of this rate proceeding. (See "Federal Regulatory Matters - Order 636 - Southern.")

TENNESSEE       On December 30, 1994, Tennessee filed a new general rate case seeking an increase in revenues of approximately $117.9 million annually, and reflecting numerous modifications to its tariff. On January 11, 1995, the Company protested the filing on various grounds and requested that the FERC set Tennessee's filing for hearing. The FERC has not yet acted upon Tennessee's filing.

TRANSCO On December 23, 1994, the United States Court of Appeals for the District of Columbia Circuit issued an order remanding to the FERC its rulings regarding the rate of return on equity of Transcontinental Gas Pipe Line Corporation (Transco) in its pending rate proceeding. This issue had been carved out by the FERC for expedited resolution. A group of intervenors challenged the rate of return set by the FERC on the grounds that FERC inappropriately employed a hypothetical capital structure and set the rate of return too high.

        The Company cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.













              State Regulatory Matters

Economic Development Policy

        On September 19, 1993, the Georgia Public Service Commission (Georgia Commission) initiated an investigation of Economic Development Incentive Policies of the utilities under its jurisdiction. On November 3, 1994, the Georgia Commission issued a final order establishing guidelines for utility economic development incentives which are designed to provide incentives to industrial customers to locate or expand facilities in Georgia. On December 19, 1994, AGL filed its proposed economic development incentive program in compliance with the Georgia Commission's order. As filed, the AGL Economic Development Policy is designed to promote economic development within the context of its approved Integrated Resource Plan (IRP) by providing cost-effective job creation incentive payments and investment incentive payments to industrial customers where such payments provide positive benefits both to AGL and its new and existing industrial customers. The proposal is pending before the Georgia Commission.

Integrated Resource Plan

        The IRP, which was approved by the Georgia Commission on August 11, 1993, consists of eight Demand Side Management (DSM) programs that are designed to provide the Company's residential, commercial, and industrial customers with incentives to use natural gas in a more efficient manner. The programs were implemented by the Company between October 1993 and November 1994 and currently are available to AGL's customers. The eight DSM programs are the Menu of Services Program, the Energy Wise New Home Program, the Energy Wise Existing Home Program, the Energy Wise Equipment Enhancement Program, the Energy Wise Natural Gas Vehicle Program, the Energy Wise Special Needs Program, the Energy Wise Gas Heat Pump Program and the Energy Wise Customized Commercial and Industrial Program.

Bypass and Other Issues

        On October 19, 1994, the Georgia Commission issued a scheduling order for an Investigation of AGL Bypass and Other Issues. The proceeding is designed to provide information to the Georgia Commission regarding alternatives to respond to bypass and to assess the economics of bypass. Hearings were conducted during the months of November and December 1994. The matter is pending before the Georgia Commission.

     The Company has begun to address competition in interruptible energy markets through special contracts. On September 28, 1994, AGL and DSM Chemicals North America, Inc. (DSM) filed a contract with the Georgia Commission designed to avoid bypass by DSM. On November 15, 1994, the Georgia Commission approved the special contract. Under the terms of the contract, the Company may offset the discount with certain gas supply benefits. As a result, the Company expects no operating margin loss under the lower contract rates.

        The Company cannot predict the outcome of pending state proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.



















                            Environmental Matters

         In June 1990, the Company was contacted by attorneys for Florida Public Utilities Company (FPUC) in connection with a former manufactured gas plant (MGP) site in Sanford, Florida. Thereafter, FPUC received a "Warning Notice" from the Florida Department of Environmental Regulation
(FDER) demanding that FPUC enter into a consent order to investigate the Sanford site. Preliminary investigation results indicate some environmental impacts at this site. In addition, limited investigations of the surrounding area indicate potential environmental impacts off-site. On January 31, 1992, FPUC filed suit against the Company, two other corporations, and the City of Sanford, under the federal Comprehensive Environmental Response Compensation and Liability Act, and an equivalent state statute, alleging the Company is a former "owner," to obtain contribution from the company and others for all costs incurred and for a declaratory judgment that all defendants are jointly and severally liable for future response costs. On May 15, 1992, the Court administratively terminated the case for one year while the parties, pursuant to an agreement, attempt to determine the nature and extent of impacts at the Sanford MGP site. By letter dated September 11, 1992, FPUC responded to the "Warning Notice" issued by FDER and proposed to conduct a joint investigation of the site under FDER supervision, without the entry of any formal order. By letter dated September 23, 1992, FDER rejected this proposal. Pursuant to an agreement among the parties to fund the conduct of further studies, an administrative termination of the case was reinstituted and will expire on December 31, 1994. On February 3, 1994, the parties submitted a CAR to the Florida Department of Environmental Protection (FDEP), previously known as FDER. The CAR confirmed the existence of environmental impacts at the site and off-site. On April 10, 1994, FDEP completed its review of the CAR and submitted a preliminary scoring of the site to Region IV of the U. S. Environmental Protection Agency. FDEP concluded that further study is necessary in some areas because the site did not exceed the listing threshold under one set of assumptions but did exceed that threshold under different assumptions.

        In addition to the Sanford site noted above, there are two other sites in Florida presently being investigated by environmental authorities in connection with which the Company may be contacted as a potentially responsible party. No claim has been made by any party regarding these sites.

        AGL has identified eight sites in Georgia where it currently owns all or part of an MGP site. These sites are located in Athens, Augusta,
Brunswick, Macon, Rome, Savannah, Valdosta and Waycross.   In addition, AGL
has identified four other sites in Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. These sites are located in Atlanta (2), Macon and Griffin.
A Preliminary Assessment (PA) has been conducted at each of these sites and a subsequent Site Investigation (SI) was conducted at ten of the twelve sites (all but the two Atlanta sites). Results from these investigations reveal environmental impacts at and near nine sites (all but the second Macon site).

        AGL has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SI's for each site. The Company, in response to a request by EPD, also has submitted the SI for Athens. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan
(CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company has completed its assessment activities at the Griffin site, has developed a proposed CAP for this site, and has submitted the CAP to EPD for review. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed in 1995.










        On March 22, 1994 AGL submitted to the EPD, under newly enacted regulations issued by EPD under the Georgia Hazardous Site Response Act
(HSRA), formal notifications pertaining to MGP site conditions at seven of the owned MGP sites: Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites on Georgia's "Hazardous Site Inventory." EPD has also listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. EPD will determine whether corrective action is required at any or all of these sites.

        As of December 31, 1994, the Company had expended approximately $14.7 million for Environmental Response Costs. Under potentially applicable requirements, the total environmental response costs, including estimated costs of the cleanup of the MGP sites, could be as high as approximately $214 million or as low as approximately $39 million. However, HSRA may change the basis on which this range is calculated. At the present time no amount within this range can be
identified as a better estimate than any other estimate.   Therefore, the
minimum expected liability
less amounts paid and a corresponding regulatory asset have been recorded in the financial statements. The Company is not able to quantify the effects of HSRA at this time.

        With regard to other legal proceedings related to the former MGP sites, the Company is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, the Company intends to continue to pursue aggressively insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP related litigation in which the Company is involved will not have a material adverse effect on the financial condition and results of operations of the Company.

        As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Note 3 to Condensed Consolidated Financial Statements.



Item 6.    Exhibits and Reports on Form 8-K
           (a)     Exhibits
                   Item 27  Financial Data Schedule.

           (b)     Reports on Form 8-K
                   None

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Atlanta Gas Light Company
                                                      (Registrant)




Date   February 13, 1995                      /s/ David R. Jones
       ---------------------                  ----------------------------
                                                     David R. Jones
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)




Date   February 13, 1995                      /s/ Robert L. Goocher
       ----------------------                 ----------------------------
                                                    Robert L. Goocher
                                                Executive Vice President
                                              (Principal Financial Officer)