Form 10-Q
period 1995-03-31
ATLANTA GAS LIGHT CO
filed 1995-05-15
CIK 8154

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995.


Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 1995 . . . . . . . .       25,744,226

                           ATLANTA GAS LIGHT COMPANY

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1995




                               Table of Contents


  Item                                                           Page
Number               PART I   FINANCIAL INFORMATION             Number

   1    Financial Statements

        Condensed Consolidated Income Statements (Unaudited) for
          the Three Months, Six Months and Twelve Months Ended
          March 31, 1995 and 1994                                   3

        Condensed Consolidated Balance Sheets (Unaudited) at
          March 31, 1995, March 31, 1994 and September 30, 1994     4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months and Twelve Months Ended
          March 31, 1995 and 1994                                   6

        Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                               7

   2    Management's Discussion and Analysis of Results of
          Operations and Financial Condition                       11


                        PART II   OTHER INFORMATION

   1    Legal Proceedings                                          15

   4    Submission of Matters to a Vote of Security Holders        15

   5    Other Information                                          16

   6    Exhibits and Reports on Form 8-K                           21

                   SIGNATURES                                      22

                     PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements


                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS, SIX MONTHS AND TWELVE MONTHS ENDED
                             MARCH 31, 1995 AND 1994
                        (MILLIONS, EXCEPT PER SHARE DATA)



                           Three Months    Six Months     Twelve Months
                            1995   1994   1995   1994     1995     1994

Operating Revenues . . . .$448.2 $500.2 $777.0 $862.1 $1,114.8 $1,210.1
Cost of Gas. . . . . . . . 269.9  328.5  458.0  558.2    636.6    755.3
  Operating Margin . . . . 178.3  171.7  319.0  303.9    478.2    454.8
Other Operating Expenses:
  Operating Expenses . . . .88.0   84.9  169.5  165.4    325.3    311.0
  Restructuring Costs. . . .23.0          67.5            67.5
  Total Other Operating Expenses
                           111.0   84.9  237.0  165.4    392.8    311.0
Income Taxes . . . . . . . .18.4   26.3   19.0   40.1     13.2     34.2
  Operating Income . . . . .48.9   60.5   63.0   98.4     72.2    109.6
Other Income:
  Other Income and Deductions.
                             1.0    2.6    2.4    4.2      3.4      8.2
  Income Taxes . . . . . . .(0.4)  (0.9)  (0.9)  (1.7)    (1.2)    (3.2)
  Other Income - Net . . . . 0.6    1.7    1.5    2.5      2.2      5.0
Income Before Interest Charges
                            49.5   62.2   64.5  100.9     74.4    114.6
Interest Charges . . . . . .12.2   11.8   25.4   24.2     48.8     47.6
Net Income . . . . . . . . .37.3   50.4   39.1   76.7     25.6     67.0
Dividends on Preferred Stock 1.1    1.1    2.2    2.2      4.5      4.4
Earnings Applicable to Common Stock.
                           $36.2  $49.3  $36.9  $74.5    $21.1    $62.6

Earnings Per Share of Common Stock . .
                           $1.41  $1.97  $1.44  $2.98    $0.83    $2.52

Cash Dividends Paid Per Share of
  Common Stock . . . . . . $0.52  $0.52  $1.04  $1.04    $2.08    $2.08

Average Number of Common Shares
  Outstanding (Millions) . .25.7   25.1   25.6   25.0     25.4     24.9



            See notes to condensed consolidated financial statements.

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (MILLIONS)



                                              March 31,   September 30,
                                          1995        1994         1994

ASSETS
Utility Plant. . . . . . . . . . . .  $1,872.7    $1,784.9     $1,833.2
Less Accumulated Depreciation. . . .     571.5       534.8        553.6
    Utility Plant - Net. . . . . . .   1,301.2     1,250.1      1,279.6
Other Property and Investments (less
 accumulated depreciation) . . . . .      18.6        17.8         17.8
Current Assets:
 Cash and Cash Equivalents . . . . .      36.2         8.0          3.3
 Receivables (less allowance for
   uncollectible accounts of $7.2 at
   March 31, 1995, $6.9 at March 31, 1994
   and $2.8 at September 30, 1994) .     185.6       215.6         79.3
 Inventories:
    Natural Gas Stored Underground .      22.5        40.0        144.5
    Liquefied Natural Gas. . . . . .      11.5        11.3         17.8
    Liquefied Petroleum Gas. . . . .       1.6         3.0          3.6
    Merchandise. . . . . . . . . . .       2.6         3.9          4.4
    Materials and Supplies . . . . .       8.5         9.2          9.1
 Other . . . . . . . . . . . . . . .       7.8         7.7          9.1
    Total Current Assets . . . . . .     276.3       298.7        271.1
Deferred Debits and Other Assets:
 Unrecovered Environmental Response Costs. .
                                          34.2        24.5         30.5
 Unrecovered Integrated Resource Plan Costs.
                                          12.5         2.9         11.4
 Other . . . . . . . . . . . . . . .      20.5        38.2         32.5
    Total Deferred Debits and Other Assets .
                                          67.2        65.6         74.4
      Total. . . . . . . . . . . . .  $1,663.3    $1,632.2    $ 1,642.9




            See notes to condensed consolidated financial statements.

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (MILLIONS)



                                             March 31,    September 30,
                                          1995        1994         1994
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock, $5 Par Value, Shares Issued and
  Outstanding of 25.7 at March 31, 1995,
     25.1 at March 31, 1994 and 25.4 at
     September 30, 1994. . . . . . . .  $128.7      $125.6       $127.1
   Premium on Capital Stock. . . . . . . 249.9       232.7        241.3
   Earnings Reinvested . . . . . . . . . 160.4       192.1        150.1
      Total Common Stock Equity. . . . . 539.0       550.4        518.5
   Preferred Stock, Cumulative $100 Par or Stated
     Value, Shares Issued and Outstanding of 0.6
     at March 31, 1995, March 31, 1994 and
     September 30, 1994. . . . . . . . .  58.5        58.7         58.5
   Long-Term Debt. . . . . . . . . . . . 554.5       554.5        554.5
      Total Capitalization . . . . . . 1,152.0     1,163.6      1,131.5
Current Liabilities:
   Redemption Requirements on Preferred Stock. . .
                                           0.3         0.3          0.3
   Long-Term Debt Due Within One Year. .              15.0         15.0
   Short-Term Debt . . . . . . . . . . .                           95.4
   Accounts Payable. . . . . . . . . . .  50.8        67.3         57.6
   Deferred Purchased Gas Adjustment . .  67.6        52.5         20.1
   Customer Deposits . . . . . . . . . .  30.1        26.3         26.8
   Taxes . . . . . . . . . . . . . . . .  22.6        35.0         14.0
   Accrued Pension Costs . . . . . . . .  25.1
   Accrued Postretirement Benefits Costs .30.8         3.9          3.6
   Other . . . . . . . . . . . . . . . .  59.9        55.2         53.1
      Total Current Liabilities. . . . . 287.2       255.5        285.9
Accrued Environmental Response Costs . .  28.6        18.8         24.3
Deferred Credits . . . . . . . . . . . .  71.9        62.3         66.6
Accumulated Deferred Income Taxes. . . . 123.6       132.0        134.6
      Total. . . . . . . . . . . . . .$1,663.3    $1,632.2     $1,642.9





            See notes to condensed consolidated financial statements.

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (MILLIONS)

                                      Six  Months       Twelve Months
                                    1995     1994      1995       1994

Cash Flows from Operating Activities:
 Net Income. . . . . . . . . . . . $39.1    $76.7     $25.6      $67.0
 Adjustments to Reconcile Net Income to Net
   Cash Flow from Operating Activities:
     Non-Cash Restructuring Costs . 66.6               66.6
     Depreciation and Amortization .31.5     29.9      60.8       61.0
     Deferred Income Taxes . . . . (11.0)     5.4      (2.8)      21.0
     Non-Cash Compensation Expense . 4.2      4.1       8.3        7.9
     Other . . . . . . . . . . . .  (1.3)    (0.9)     (2.3)      (2.2)
                                   129.1    115.2     156.2      154.7
     Changes in Certain Assets and
      Liabilities. . . . . . . . . .90.7     36.3      44.8      (11.0)
      Net Cash Flow from Operating
        Activities . . . . . . . . 219.8    151.5     201.0      143.7
Cash Flows from Financing Activities:
  Short-Term Borrowings, Net . . . (95.4)  (131.4)               (10.0)
  Redemptions, Purchase Fund and Sinking
   Fund Requirements of Preferred
   Stock and Long-Term Debt. . . . (15.0)  (125.7)    (15.0)    (178.0)
  Sale of Common Stock, Net of Expenses. . .
                                     1.0      1.3       2.1        2.7
  Sale of Long-Term Debt . . . . . .        194.5                206.8
  Dividends. . . . . . . . . . . . (23.8)   (23.6)    (47.6)     (47.1)
      Net Cash Flow from Financing
        Activities . . . . . . . .(133.2)   (84.9)    (60.5)     (25.6)
Cash Flows from Investing Activities:
  Utility Plant Expenditures . . . (53.5)   (63.8)   (111.7)    (127.7)
  Non-Utility Capital Expenditures .(0.9)    (0.1)     (0.9)      (0.7)
  Cost of Property Removal, Net of Salvage .
                                     0.7      2.0       0.3        1.2
      Net Cash Flow from Investing
        Activities . . . . . . . . (53.7)   (61.9)   (112.3)    (127.2)
      Net Increase (Decrease) in Cash
        and Cash Equivalents . . . .32.9      4.7      28.2       (9.1)
      Cash and Cash Equivalents at
        Beginning of Period. . . . . 3.3      3.3       8.0       17.1
      Cash and Cash Equivalents at
        End of Period. . . . . . . $36.2     $8.0     $36.2       $8.0
Cash Paid During the Period for:
  Interest . . . . . . . . . . . . $25.5    $22.9     $47.3      $43.5
  Income Taxes . . . . . . . . . . $20.7    $12.4     $26.3      $17.9


           See notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Unless noted specifically or otherwise required by the context, reference to the "Company" includes Atlanta Gas Light Company (AGL) and its wholly owned subsidiaries Chattanooga Gas Company (Chattanooga), Georgia Gas Company, Georgia Gas Service Company, Georgia Energy Company, and Trustees Investments, Inc. The information contained in these condensed consolidated financial statements and notes is unaudited, but reflects all normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of the Company for the fiscal years ended September 30, 1994 and 1993. Certain 1994 amounts have been restated or reclassified for comparability with 1995 amounts.

2. Since sales of natural gas are dependent to a large extent on weather, the majority of the Company's income is realized during the winter months. Earnings for three and six-month periods are not indicative of the earnings for a twelve-month period.

3. AGL has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. These sites are located in Athens, Augusta, Brunswick, Griffin, Macon, Rome, Savannah,
Valdosta and Waycross.   In addition, AGL has identified three other
sites in Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. These sites are located in Atlanta (2) and Macon. A Preliminary Assessment
(PA) has been conducted at each of these sites and a subsequent Site Investigation (SI) was conducted at ten of the twelve sites (all but the two Atlanta sites). Results from these investigations reveal environmental impacts at and near nine sites (all but the two Atlanta sites and second Macon site).

AGL has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SIs for each of these four sites. In addition, PAs were submitted to EPD for the other eight sites. The Company, in response to a request by EPD, also has submitted the SI for Athens. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan (CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company has completed its assessment activities at the Griffin site, has developed a proposed CAP for this site, and has submitted the CAP to EPD for review. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed in 1995.

On March 22, 1994 AGL submitted to the EPD, under regulations issued by EPD under the recent Georgia Hazardous Site Response Act (HSRA), formal notifications pertaining to MGP site conditions at seven of the eight then owned MGP sites: Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. On November 4, 1994, the Company submitted a notification for the newly acquired portion of the Griffin parcel. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on Georgia's "Hazardous Site Inventory"
(HSI). EPD has also listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. Under the HSRA regulations, the sites subject to Consent Orders (Augusta, Griffin,
Savannah and Valdosta) are presumed to require corrective action.   EPD
will determine whether corrective action is required at any or all of the remaining four sites (Athens, Brunswick, Rome and Waycross).

The Company has revised its estimate of investigation and remediation expenses associated with the former MGP sites. First, for some sites, the Company has determined that its liability, if any, for future investigation and cleanup expenses is likely to arise from claims by potentially responsible parties, or equivalent proceedings by the government, for contribution and/or cost recovery. Under such circumstances, although the Company may be jointly and severally liable for all investigation and cleanup expenses, the probable amount of the Company's ultimate liability is likely to be limited to the Company's equitable share of such expenses under the circumstances. Accordingly, the Company has adjusted the range of future investigation and cleanup expenses for these sites by estimating, where possible, the range of reasonably possible values for the Company's share of such expenses, given the current methods of equitable apportionment and the Company's knowledge of relevant facts, including the solvency of potential contributors and likely disputes over appropriate shares. In all other cases where such values were not reasonably estimable, the Company has simply continued to use a range of expenses without adjustment for the Company's equitable share. Second, the issuance of regulations under HSRA and the listing of MGP sites on the HSI has altered the basis upon which the Company has projected future investigation and remediation costs associated with the former MGP sites in Georgia. Under a thorough analysis of these and other current potentially applicable requirements, the Company has estimated that, under the most favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

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

The ERCRR authorized AGL to recover from its ratepayers Environmental Response Costs that it may incur in succeeding twelve-month periods ending June 30th, net of working capital benefits resulting from deferred income taxes, amortized over a 60-month recovery period beginning each October 1. As a result of the ERCRR, AGL expects that it will be able to recover all of its Environmental Response Costs. The carrying costs to AGL of such Environmental Response Costs during the period of amortization are subject to recovery from any amounts that may be received from insurance carriers and from former owners and operators of MGP sites. Any amounts received from such sources are shared equally by AGL and its ratepayers. AGL records its portion as income to offset unrecovered carrying costs.

See Part I, Item 2 and Part II, Item 5, "Other Information,"
"Environmental Matters," of this Form 10-Q for additional information regarding environmental response activities associated with MGP sites.

4. The Company competes to supply natural gas to interruptible customers which are capable of switching to alternative fuels, including fuel oil, coal, propane, electricity and, in some cases, combustible wood by-products. The Company also competes to supply gas to interruptible customers that might otherwise seek to bypass the Company's distribution system.

On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential bypass customer. Service pursuant to a Negotiated Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. A Negotiated Contract may be rejected by the Georgia Commission within 60 days of filing; absent such action, the Negotiated Contracts are fully effective.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Part II, Item 5, "Other Information," "State Regulatory Matters" for additional information concerning the bypass loss recovery mechanism.

In addition to Negotiated Contracts, which are designed to serve existing and potential physical bypass customers, the Company's
Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from the interruptible customers will continue to be recovered by the ITSM Rider through the Fiscal Year End Balancing Adjustment mechanism.

The settlement approved by the Georgia Commission also provides that the Company may continue to file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through ITSM, existing rate schedules, or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass was not the relevant competition.

Since the Georgia Commission's order approving the settlement, the Company has filed, and is providing service pursuant to, five Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts with two industrial customers. See Part II, Item 5, "Other Information," "State Regulatory Matters" for additional information concerning the Company's Negotiated Contracts and Special Contracts.

5. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than
Pensions" (SFAS 106), effective October 1, 1993. This statement requires accrual of postretirement benefits during the years an employee provides services. Previously the costs of these benefits, which include health care and life insurance benefits, were recorded using the pay- as-you-go method.

In its September 29, 1993 rate case decision, the Georgia Commission approved a phase-in of SFAS 106 expense that defers a portion of fiscal 1994 and fiscal 1995 SFAS 106 expense for future recovery. The Company records a regulatory asset for the deferred portion of SFAS 106 expense. On June 14, 1993, the Tennessee Public Service Commission issued an order resulting from a generic docket that approved the recovery of SFAS 106 expense that is funded through an external trust.

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

7. In November 1994, the Company announced a corporate restructuring plan in response to the increased challenges of competition and the federal and state regulatory environments in which the Company operates. The restructuring plan provides for reengineering the Company's business processes and streamlining the Company's statewide field organizations. Restructuring will combine offices and create centralized call centers, as well as a network of locations where customers can pay their bills throughout the Company's service area. In accordance with the plan's initial objective, the number of employees of the Company has been reduced by more than 600 through attrition and voluntary retirement and severance programs. The Company will implement remaining portions of the plan during the remainder of fiscal 1995.

In accordance with current accounting standards, the Company has recorded restructuring costs of $35.6 million (after income taxes) related to the early retirement and severance programs, and $5.8 million (after income taxes) related to office closings and costs to exit the Company's appliance merchandising and real estate investment operations. As of March 31, 1995, approximately $67.5 million, or $41.4 million after income taxes, had been recorded in connection with the Company's corporate restructuring plan.

As a result of the restructuring, the Company expects considerable reductions in future annual operating expenses. Those reductions should enable the Company to be more competitive in its markets in the future. The Company estimates total costs of the restructuring plan will be in a range of $67.5 million to $70 million or $41.4 million to $43 million after income taxes. Those costs will be offset within three years with lower operating costs.

Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            Results of Operations


Three-Month Periods Ended March 31, 1995 and 1994

   Explained below are the major factors that had a significant effect on results of operations for the three-month period ended March 31, 1995, compared with the same period for 1994.

   Operating revenues decreased 10.4% for the three-month period ended March 31, 1995, compared with the same period in 1994 primarily due to
(1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 8% warmer than the same period in 1994. The decrease in operating revenues was partly offset by an increase of approximately 37,000 in the number of customers served.

   Cost of gas decreased 17.8% for the three-month period ended March 31, 1995, compared with the same period in 1994 primarily due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 8% warmer than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

   Operating margin increased 3.8% for the three-month period ended March 31, 1995, compared with the same period in 1994. The increase in operating margin was primarily due to the increase of approximately 37,000 in the number of customers served.

   Operating expenses increased 3.7% for the three-month period ended March 31, 1995, compared with the same period in 1994 primarily due to an increase of $4.9 million in expenses related to the Company's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 2.1% primarily due to (1) decreased labor costs as a result of the Company's restructuring plan and (2) decreased uncollectible accounts expenses as a result of the decrease in operating revenues. Total other operating expenses increased primarily due to restructuring costs of $23 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

   Other income decreased $1.1 million for the three-month period ended March 31, 1995, compared with the same period in 1994 primarily due to decreased income from propane operations as a result of warmer weather.

   Interest charges increased 3.4% for the three-month period ended March 31, 1995, compared with the same period in 1994. The increase was primarily due to increased interest rates on short-term debt.

   Income taxes decreased $8.4 million for the three-month period ended March 31, 1995, compared with the same period in 1994 primarily due to decreased taxable income.

   Net income for the three-month period ended March 31, 1995, was $37.3 million, compared with net income of $50.4 million for the same period in 1994. Earnings per share of common stock were $1.41 for the three-month period ended March 31, 1995, compared with earnings per share of $1.97 for the same period in 1994. The decreases in net income and earnings per share were primarily due to restructuring costs of $23 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The decreases in net income and earnings per share were partly offset by increased operating margin resulting from the increase of approximately 37,000 in the number of customers served.

Six-Month Periods Ended March 31, 1995 and 1994

Explained below are the major factors that had a significant effect on results of operations for the six-month period ended March 31, 1995, compared with the same period for 1994.

   Operating revenues decreased 9.9% for the six-month period ended March 31, 1995, compared with the same period in 1994 primarily due to
(1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph, and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 19% warmer than the same period in 1994. The decrease in operating revenues was partly offset by an increase of approximately 37,000 in the number of customers served.

   Cost of gas decreased 18% for the six-month period ended
March 31, 1995, compared with the same period in 1994 primarily due to
(1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 19% warmer than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

   Operating margin increased 5% for the six-month period ended
March 31, 1995, compared with the same period in 1994 primarily due to the increase of approximately 37,000 in the number of customers served.

   Operating expenses increased 2.5% for the six-month period ended March 31, 1995, compared with the same period in 1994 primarily due to an increase of $7.8 million in expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 2.2% primarily due to (1) decreased labor costs as a result of the Company's restructuring plan and (2) decreased uncollectible accounts expenses as a result of the decrease in operating revenues. Total other operating expenses increased primarily due to restructuring costs of $67.5 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

   Other income decreased $1 million for the six-month period ended March 31, 1995, compared with the same period in 1994 primarily due to decreased income from propane operations as a result of warmer weather.

   Interest charges increased 5% for the six-month period ended
March 31, 1995, compared with the same period in 1994. The increase was primarily due to increased interest rates on short-term debt.

   Income taxes decreased $21.9 million for the six-month period ended March 31, 1995, compared with the same period in 1994 primarily due to decreased taxable income.

   Net income for the six-month period ended March 31, 1995, was $39.1 million, compared with net income of $76.7 million for the same period in 1994. Earnings per share of common stock were $1.44 for the six-month period ended March 31, 1995, compared with earnings per share of $2.98 for the same period in 1994. The decreases in net income and earnings per share were primarily due to restructuring costs of $67.5 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The decreases in net income and earnings per share were partly offset by increased operating margin resulting from the increase of approximately 37,000 in the number of customers served.

Twelve-Month Periods Ended March 31, 1995 and 1994

   Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended March 31, 1995, compared with the same period for 1994.


   Operating revenues decreased 7.9% for the twelve-month period ended March 31, 1995, compared with the same period in 1994 primarily due to
(1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 22% warmer than the same period in 1994. The decrease in operating revenues was partly offset by (1) an increase of approximately 37,000 in the number of customers served and (2) a change in the mix of volumes of gas sold and transported to interruptible customers.
Although margins are not affected, operating revenues are greater when gas is sold to customers than when gas is transported to customers.

   Cost of gas decreased 15.7% for the twelve-month period ended
March 31, 1995, compared with the same period in 1994 primarily due to
(1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 22% warmer than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

   Operating margin increased 5.1% for the twelve-month period ended March 31, 1995, compared with the same period in 1994 primarily due to the increase of approximately 37,000 in the number of customers served.

    Operating expenses increased 4.6% for the twelve-month period ended March 31, 1995, compared with the same period in 1994 primarily due to an increase of $10.2 million in expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. The remainder of the increase in operating expenses was primarily due to (1) increased postretirement benefits other than pensions and (2) increased outside services employed. Total other operating expenses increased primarily due to (1) the increase in operating expenses and (2) restructuring costs of $67.5 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

   Other income decreased $2.8 million for the twelve-month period ended March 31, 1995, compared with the same period in 1994 primarily due to (1) decreased income from propane operations as a result of warmer weather and (2) decreased interest income associated with income tax refunds related to prior years.

   Interest charges increased $1.2 million for the twelve-month period ended March 31, 1995, compared with the same period in 1994. The increase was primarily due to increased interest rates on short-term debt.

   Income taxes decreased $23 million for the twelve-month period ended March 31, 1995, compared with the same period in 1994 primarily due to decreased taxable income.

   Net income for the twelve-month period ended March 31, 1995, was $25.6 million, compared with net income of $67 million for the same period in 1994. Earnings per share of common stock were $.83 for the twelve-month period ended March 31, 1995, compared with earnings per share of $2.52 for the same period in 1994. The decreases in net income and earnings per share were primarily due to restructuring costs of $67.5 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The decreases in net income and earnings per share were partly offset by increased operating margin resulting from the increase of approximately 37,000 in the number of customers served.

                             Financial Condition

   The Company's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to March 31 as a result of colder weather. The Company also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $106.3 million and inventory of gas stored underground and liquefied natural gas decreased $128.3 million during the six months ended March 31, 1995. Accounts receivable decreased $30 million from March 31, 1994 to March 31, 1995 primarily due to decreased operating revenues. Accounts payable decreased $16.5 million from March 31, 1994 to March 31, 1995 primarily due to a $14.6 million decrease in accounts payable to pipeline suppliers.

    The Company currently estimates that its portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $79.6 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with FERC. Such filings by the Company's pipeline suppliers are pending final FERC approval.

   Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by FERC. Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as the Company may face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services. The purchasing practices of AGL are subject to review by the Georgia Commission under new legislation enacted by the Georgia General Assembly. The legislation establishes procedures for review and approval of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. On August 1, 1994, AGL filed its gas supply plan for fiscal year 1995, and on September 15, 1994, the Georgia Commission approved the plan. Pursuant to AGL's approved plan, gas supply purchases may be recovered under the purchased gas provisions of AGL's rate schedules, and the plan also allows recovery from the customers of AGL of Order 636 transition costs that are currently being charged by the Company's pipeline suppliers. For further discussion of the effects of FERC Order 636 on the Company, see Part II, Item 5, "Other Information," "Federal Regulatory Matters" of this Form 10-Q.

   As noted above, the Company recovers the cost of gas under the purchased gas provisions of the Company's rate schedules. The Company was in an over recovery position of $52.5 million at March 31, 1994, and $67.6 million at March 31, 1995 with respect to the purchased gas provisions. Under the provisions of the Company's rate schedules, any under or over recoveries of gas costs are included in current assets or liabilities and have no effect on net income.

   Cash and cash equivalents increased $32.9 million and $28.2 million for the six-month and twelve-month periods ended March 31, 1995 primarily due to net cash flow from operating activities.

   The expenditures for plant and other property totaled $54.4 million and $112.6 million for the six-month and twelve-month periods ended March 31, 1995, respectively.

   The Company had accrued liabilities of $28.6 million at March 31, 1995 compared with $18.8 million at March 31, 1994 and $24.3 million at September 30, 1994 for future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by the Company of Environmental Response Costs, as defined in Note 3 to Notes to Condensed Consolidated Financial Statements, commencing October 1, 1992, pursuant to the ERCRR. As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Note 3 to Notes to Condensed Consolidated Financial Statements and
Part II, Item 5, "Other Information, " "Environmental Matters" of this
Form 10-Q.

   On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential bypass customer. Service pursuant to a Negotiated

Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. The Georgia Commission may reject a Negotiated Contract within 60 days of filing; absent such action by the Georgia Commission, the Negotiated Contracts are fully effective.

   The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Part II, Item 5, "Other Information," "State Regulatory Matters" for additional information concerning the bypass loss recovery mechanism.

   Long-term debt due within one year decreased $15 million for the six-month and twelve-month periods ended March 31, 1995 due to the maturity of $15 million of Medium-Term Notes in January, 1995.

   Short-term debt outstanding decreased $95.4 million from September 30, 1994 to March 31, 1995 primarily due to net cash flow from operating activities.

   Accrued postretirement benefits costs increased $26.9 million from March 31, 1994 to March 31, 1995 and $27.2 million from September 30, 1994 to March 31, 1995. The increase was primarily due to restructuring costs resulting from the Company's Special Voluntary Retirement Plan
(SVRP). See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

   Accrued pension costs increased $25.1 million from March 31, 1994 and September 30, 1994 to March 31, 1995. The increase was primarily due to restructuring costs resulting from the Company's SVRP.
See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

   As a result of the restructuring, the Company expects considerable reductions in future annual operating expenses. Those reductions should enable the Company to be more competitive in its markets in the future. The Company estimates total costs of the restructuring plan will be in a range of $67.5 million to $70 million or $41.4 million to $43 million after income taxes. Those costs will be offset within three years with lower operating costs.


                         PART II   OTHER INFORMATION


   Part II -- Other Information is intended to supplement information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and should be read in conjunction therewith.

Item 1.  Legal Proceedings

             See Item 5.

Item 4.  Submission of Matters to a Vote of Security Holders
    a) The Annual Meeting of shareholders of the Company was held on February 3, 1995.
    b) All nominees for director listed in the Company's Proxy
Statement were elected without opposition for a one-year term. The number of votes "for" each nominee and the number of votes "withheld" with respect to each nominee is as follows:


                                                For        Withheld
      1.  Frank Barron, Jr.                21,903,458       385,787
      2.  W. Waldo Bradley                 21,852,208       437,037
      3.  Otis A. Brumby, Jr.              21,858,605       430,640
      4.  L. L. Gellerstedt, Jr.           21,864,694       424,551
      5.  David R. Jones                   21,858,674       430,571
      6.  Kenneth D. Lewis                 21,875,888       413,357
      7.  Albert G. Norman, Jr.            21,873,304       415,941
      8.  D. Raymond Riddle                21,856,069       433,176
      9.  Dr. Betty L. Siegel              21,846,851       442,394
     10.  Ben J. Tarbutton, Jr.            21,878,986       410,259
     11.  Charles McKenzie Taylor          21,866,250       422,995
     12.  Felker W. Ward, Jr.              21,867,524       421,721

    c) Other matters voted upon at the meeting and the number of affirmative and negative votes and abstentions with respect to each matter include:

      (1) A proposal to adopt the Atlanta Gas Light Company
          Nonqualified Savings Plan.

               Affirmative     Negative         Abstentions

             20,026,714       1,376,463          886,068
                (78%)           (5%)              (4%)

    d) No other matters were voted upon at the Annual Meeting.


Item 5.  Other Information

                         Federal Regulatory Matters

Order No. 636

    The Company currently estimates that its portion of transition costs (which include unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the Federal Energy Regulatory Commission (FERC) to date to be recovered could be as high as approximately $79.6 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC and assumes Southern Natural Gas Company's (Southern) restructuring settlement agreement, as described below, is approved. Such filings by the Company's pipeline suppliers are pending final FERC approval. Transition costs billed to the Company are being recovered from customers under the purchased gas provisions of the Company's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve the Company directly are set forth below.

SOUTHERN Restructuring Settlement. The Company has entered into a settlement agreement with Southern and other customers to resolve virtually all pending Southern proceedings before the FERC and the courts. The settlement would, if approved by the FERC, resolve Southern's pending general rate proceedings, which concern Southern's rates charged from January 1, 1991 through the present. The settlement also provides for rate reductions and refund offsets against GSR costs and would resolve Southern's Order No. 636 transition cost proceedings and provide for revisions to Southern's tariff. Southern submitted the settlement agreement to the FERC on March 15, 1995. In addition, in conjunction with the settlement, Southern has filed for authority to construct certain facilities to improve service to AGL and has filed for authority to abandon by sale to AGL a portion of the Brunswick
lateral.   The FERC has not yet acted on the proposed settlement
agreement or the related filings, but has allowed Southern to implement the reduced rates on an interim basis for supporting parties. Although there is substantial support for the settlement, some customers of Southern have filed comments in opposition to the settlement. Assuming the settlement agreement is approved, the Company's portion of Southern's transition costs is estimated to be approximately $68
million.   Southern and its customers have suspended litigation of the matters covered by the settlement, pending action by the FERC on the settlement.

               GSR Cost Recovery Proceeding.       Southern  has
continued to make quarterly GSR cost recovery filings with the FERC, and has filed on a monthly basis since the implementation of Order No. 636 to revise its GSR surcharges based on changes in billing determinants. On February 28, 1995, Southern made an additional filing to recover approximately $5.2 million in GSR costs and approximately $7.1 million in other transition costs. On March 30, 1995, the FERC accepted Southern's filing, subject to the outcome of Southern's restructuring settlement. Southern will continue to make quarterly and monthly transition cost filings. Pending approval of the restructuring settlement, however, GSR charges to the Company will be in accordance with the interim settlement rates. The Company has actively challenged the eligibility and prudence of the GSR costs Southern has sought to recover.

TENNESSEE   GSR Cost Recovery Proceeding.  Tennessee Gas Pipeline
Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On March 30, 1995, Tennessee filed with the FERC to recover an additional $21.8 million in GSR costs. The Company protested this filing, but the FERC has not yet acted upon Tennessee's filing. The Company's estimated liability for GSR costs as a result of Tennessee's filings is approximately $7.4 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. The Company is actively participating in Tennessee's GSR cost recovery proceeding.

FERC Rate Proceedings

SOUTHERN         Southern's current rate proceeding involves rates from
May 1, 1993 forward, and also involves undue discrimination claims raised by the Company against Southern. These claims arise out of a settlement between Southern and Arcadian Corporation (Arcadian) related to the bypass of the Company's system, and certain discounted transportation arrangements entered into between Southern and Arcadian as part of the settlement. The hearing in this rate proceeding concluded on February 7, 1995; the proceeding is suspended pending action by the FERC on the settlement agreement noted above.

SOUTH GEORGIA    On February 9, 1995, an administrative law judge issued
an initial decision in South Georgia Natural Gas Company's (South Georgia) rate case that South Georgia's interruptible transportation
(IT) rate should be based on a load factor of 100% on a prospective basis. AGL supported the 100% load factor IT rate at the hearing in this proceeding. South Georgia and the Georgia Industrial Group have filed exceptions to the initial decision with the FERC, and AGL has responded to the exceptions and supported the initial decision. The FERC has not yet acted on the exceptions.

TENNESSEE        On December 30, 1994, Tennessee filed a new general
rate case seeking an increase in revenues of approximately $117.9 million annually, and reflecting numerous modifications to its tariff. On January 11, 1995, the Company protested the filing on various grounds and requested that the FERC set Tennessee's filing for hearing. On January 25, 1995, the FERC issued an order accepting Tennessee's filing, subject to refund, and set a hearing date. The Company is actively participating in the hearing procedures.

TRANSCO        On March 1, 1995, Transcontinental Gas Pipe Line
Corporation (Transco) filed a new general rate case to recover approximately $132 million in additional revenues, and to reflect numerous modifications to its tariff. On March 10, 1995, AGL protested the filing on various grounds and requested that the FERC set Transco's filing for hearing. On March 31, 1995, the FERC issued an order accepting Transco's filing, subject to refund, and set a hearing date. AGL is actively participating in the hearing procedures.

        The Company cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.


                          State Regulatory Matters

Bypass and Other Competitive Issues

        On October 19, 1994, the Georgia Public Service Commission (Georgia Commission) issued a scheduling order for an Investigation of AGL Bypass and Other Issues, designated as Docket No. 5392-U. The proceeding was designed to provide information to the Georgia Commission regarding alternatives to respond to bypass and to assess the economics of bypass. Hearings in this docket were conducted in November and December 1994.

        On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers. The settlement was agreed to by all parties to this docket, except for the Consumers' Utility Counsel
(CUC), which has requested that the Georgia Commission reverse its February 17 approval of the settlement. The CUC's petition to the Georgia Commission for rehearing and reconsideration was denied by the Georgia Commission on February 21, 1995, and no petition for judicial review was filed within the time allowed under Georgia law.

        The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential bypass customer. Service pursuant to a Negotiated Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. A Negotiated Contract may be rejected by the Georgia Commission within 60 days of filing; absent such action, the Negotiated Contracts are fully effective.

        The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. Under the recovery mechanism, AGL is allowed to recover from other customers 75% of the difference between the revenue that would have been received from full rates and the revenues that are actually received from the lower rates resulting from Negotiated Contracts. With respect to the remaining 25% of the difference, AGL is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGL is made whole for discounts from Negotiated Contracts. To the extent that there are additional capacity release revenues, AGL is allowed to retain 15% of such amounts.

        In addition to Negotiated Contracts, which are designed to serve existing and potential physical bypass customers, the Company's Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from the interruptible customers will continue to be recovered by the ITSM Rider through the Fiscal Year End Balancing Adjustment mechanism.

        The settlement approved by the Georgia Commission also provides that AGL may continue to file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through ITSM, existing rate schedules, or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass was not the relevant competition.

     Since the Georgia Commission's order approving the settlement, AGL has filed, and is providing service pursuant to, five Negotiated
Contracts. Additionally, as discussed below, the Georgia Commission has approved Special Contracts with two additional customers.

     On January 18, 1995, AGL filed with the Georgia Commission a request to approve a Special Contract with Georgia-Pacific Corporation designed to provide long-term service in competition with fuel oil. Although the Special Contract rate is lower than the rate schedule that would otherwise be applicable, because there are significant additional volumes, there is no revenue shortfall resulting from the discounts. The Georgia Commission approved the Special Contract on March 2, 1995.

     On March 16, 1995, the Company proposed for Georgia Commission consideration two Special Contracts with the Metropolitan Atlanta Rapid Transit Authority (MARTA) to provide for the construction of a refueling facility as well as for the acquisition of, and service to, natural gas fueled transit buses. Under the contracts, MARTA agreed to purchase at least 200 natural gas buses over the next five years. The Company agreed to contribute up to $2.55 million to the cost of refueling facilities, and to contribute approximately 28% ($2.9 million) of the purchase cost difference between diesel and natural gas buses. On April 18, 1995, the Georgia Commission voted unanimously to grant the regulatory authority required to proceed with the MARTA Special Contracts. Specifically, the Georgia Commission voted to approve the contract terms as the terms of service applicable to MARTA, to approve the contract rates, and approve an accounting order to defer for subsequent recovery the $2.9 million bus purchase incentives.

     On May 1, 1995, Chattanooga Gas Company (Chattanooga) made a rate filing with the Tennessee Public Service Commission seeking an increase in revenues of $5.2 million annually. Among other things, the filing seeks to implement a new financing and marketing program for natural gas heating and cooling systems and natural gas water heaters. Revenues from the rate increase will be used by Chattanooga to improve and expand its distribution system and to recover increased operation, maintenance, and tax expenses.

     The Company cannot predict the outcome of pending state proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.

                            Environmental Matters

     In June 1990, the Company was contacted by attorneys for Florida Public Utilities Company (FPUC) in connection with a former manufactured gas plant (MGP) site in Sanford, Florida. Thereafter, FPUC received a "Warning Notice" from the Florida Department of Environmental Regulation
(FDER) demanding that FPUC enter into a consent order to investigate the Sanford site. Preliminary investigation results indicate some environmental impacts at this site. In addition, limited investigations of the surrounding area indicate potential environmental impacts off-site. On January 31, 1992, FPUC filed suit against the Company, two other corporations, and the City of Sanford, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, and an equivalent state statute, alleging the Company is a former "owner," to obtain contribution from the Company and others for all costs incurred and for a declaratory judgment that all defendants are jointly and severally liable for future response costs. On February 3, 1994, the parties submitted a Contamination Assessment Report (CAR) to the Florida Department of Environmental Protection (FDEP), previously known as FDER. The CAR confirmed the existence of environmental impacts at the site and off-site. On April 10, 1994, FDEP completed its review of the CAR and submitted a preliminary scoring of the site to Region IV of the U. S. Environmental Protection Agency. FDEP concluded that further study is necessary in some areas because the site did not exceed the listing threshold under one set of assumptions but did exceed that threshold under different assumptions. On February 17, 1995, FPUC dismissed its lawsuit without prejudice.

     In addition to the Sanford site noted above, there are two other sites in Florida presently being investigated by environmental authorities in connection with which the Company may be contacted as a potentially responsible party. No claim has been made by any party regarding these sites.

     AGL has identified nine sites in Georgia where it currently owns all or part of an MGP site. These sites are located in Athens, Augusta, Brunswick, Griffin, Macon, Rome, Savannah, Valdosta and Waycross. In addition, AGL has identified three other sites in Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. These sites are located in Atlanta (2) and Macon. A Preliminary Assessment (PA) has been conducted at each of these sites and a subsequent Site Investigation (SI) was conducted at ten of the twelve sites (all but the two Atlanta sites). Results from these investigations reveal environmental impacts at and near nine sites (all but the two Atlanta sites and the second Macon site).

     AGL has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SIs for each of these four sites. In addition, PAs were submitted to EPD for the other eight sites. The Company, in response to a request by EPD, also has submitted the SI for the Athens site. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan (CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company has completed its assessment activities at the Griffin site, has developed a proposed CAP for this site, and has submitted the CAP to EPD for review. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed during 1995.

     On March 22, 1994, AGL submitted to the EPD, under regulations issued by EPD under the recent Georgia Hazardous Site Response Act
(HSRA), formal notifications pertaining to MGP site conditions at seven of the eight then owned MGP sites: Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. On November 4, 1994, the Company submitted a notification for the recently acquired portion of the Griffin site. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on Georgia's "Hazardous Site Inventory" (HSI). EPD has also listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. Under the HSRA regulations, the sites subject to Consent Orders (Augusta, Griffin, Savannah and Valdosta) are presumed to require corrective action. EPD will determine whether corrective action is required at any or all of the remaining four sites (Athens, Brunswick, Rome and Waycross).

     The Company has revised its estimate of investigation and remediation expenses associated with the former MGP sites. First, for some sites, the Company has determined that its liability, if any, for future investigation and cleanup expenses is likely to arise from claims by potentially responsible parties, or equivalent proceedings by the government, for contribution and/or cost recovery. Under such circumstances, although the Company may be jointly and severally liable for all investigation and cleanup expenses, the probable amount of the Company's ultimate liability is likely to be limited to the Company's equitable share of such expenses under the circumstances. Accordingly, the Company has adjusted the range of future investigation and cleanup expenses for these sites by estimating, where possible, the range of reasonably possible values for the Company's share of such expenses, given the current methods of equitable apportionment and the Company's knowledge of relevant facts, including the solvency of potential contributors and likely disputes over appropriate shares. In all other cases where such values were not reasonably estimable, the Company has simply continued to use a range of expenses without adjustment for the Company's equitable share. Second, the issuance of regulations under HSRA and the listing of MGP sites on the HSI has altered the basis upon which the Company has projected future investigation and remediation costs associated with the former MGP sites in Georgia. Under a thorough analysis of these and other current potentially applicable requirements, the Company has estimated that, under the most favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, the low end of this range and a corresponding regulatory asset have been recorded in the financial statements. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

     As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

                           Recent Developments

     On April 28, 1995, the Company executed a letter of intent with Sonat, Inc. (Sonat) regarding the purchase of an interest in Sonat Marketing Company, which letter evidenced the mutual intentions of the Company and Sonat to jointly own an entity that will acquire the business of Sonat Marketing Company, a wholly-owned subsidiary of Sonat. The jointly owned entity in succeeding to the business of Sonat Marketing Company will continue to engage in the business of offering natural gas sales, transportation, risk management and storage services to natural gas users in key natural gas producing and consuming areas of the United States.

     The agreement contemplates the Company will contribute $32 million in cash for a 35% ownership interest in the marketing entity. It is contemplated that employees of Sonat Marketing will be subject to confidentiality agreements, precluding such employees from communicating any market or pricing information that is not publicly available. In addition, the Company has certain rights for a period of five (5) years to sell its interest to Sonat under a formula price and has certain rights to sell its interest to Sonat for Fair Market Value, as defined, at any time. The letter of intent is subject to a number of conditions, including the negotiation and execution of a mutually acceptable definitive agreement regarding the transaction and obtaining all required consents and approvals, including governmental approvals, and the expiration of applicable waiting periods.

Item 6.  Exhibits and Reports on Form 8-K
     (a)     Exhibits
             10(a)  -  Firm Storage (FS) Agreement, dated November 1,
                       1994, between the Company and ANR Storage
                       Company.

             10(b)  -  Firm Storage (FS) Agreement, dated November 1,
                       1994, between the Company and ANR Storage
                       Company.

             10(c)  -  Firm Transportation Agreement, dated March 1,
                       1995, between the Company and Southern Natural Gas Company amending Service Agreement #902470 under Rate Schedule FT (Exhibit 10(hh), Form 10-K for the fiscal year ended September 30, 1994.)

             10(d)  -  Firm Transportation Agreement, dated March 1,
                       1995, between the Company and Southern Natural Gas Company amending Service Agreement #904480 under Rate Schedule FT (Exhibit 10(jj), Form 10-K for the fiscal year ended September 30, 1994.)

             27     -  Financial Data Schedule

     (b)  Reports on Form 8-K.
          None.

                                 SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Atlanta Gas Light Company
                                                   (Registrant)




Date      May 15, 1995                      /s/  Robert L. Goocher
                                                 Robert L. Goocher
                                             Executive Vice President
                                                 Business Support
                                          (Principal Financial Officer)

Date      May 15, 1995                      /s/  J. Michael Riley
                                                 J. Michael Riley
                                Vice President - Finance and Accounting
                                         (Principal Accounting Officer)