Form 10-Q
period 1995-06-30
ATLANTA GAS LIGHT CO
filed 1995-08-14
CIK 8154

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.


Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 1995. . . . . . . . . . . . . . . .27,375,405

                           ATLANTA GAS LIGHT COMPANY

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1995



                               Table of Contents


  Item                                                                Page
Number               PART I   FINANCIAL INFORMATION                  Number

     1      Financial Statements

            Condensed Consolidated Income Statements (Unaudited) for
              the Three Months, Nine Months and Twelve Months Ended
              June 30, 1995 and 1994                                      3

            Condensed Consolidated Balance Sheets (Unaudited) at
              June 30, 1995, June 30, 1994 and September 30, 1994         4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the Nine Months and Twelve Months Ended
              June 30, 1995 and 1994                                      6

            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                 7

     2      Management's Discussion and Analysis of Results of
              Operations and Financial Condition                         11


                          PART II   OTHER INFORMATION

     1      Legal Proceedings                                            15

     5      Other Information                                            16

     6      Exhibits and Reports on Form 8-K                             21

                       SIGNATURES                                        22

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS, NINE MONTHS AND TWELVE MONTHS ENDED
                            JUNE 30, 1995 AND 1994
                      (MILLIONS, EXCEPT PER SHARE DATA)


                          Three Months       Nine Months       Twelve Months
                          1995    1994    1995      1994      1995      1994


Operating Revenues . . .$177.5  $191.2  $954.5  $1,053.3  $1,101.1  $1,203.6
Cost of Gas. . . . . . .  84.8   106.0   542.8     664.2     615.4     745.6
    Operating Margin . .  92.7    85.2   411.7     389.1     485.7     458.0
Other Operating Expenses:
    Operating Expenses .  77.7    78.0   247.2     243.4     325.0     315.0
   Restructuring Costs .   1.7            69.2                69.2
   Total Other Operating Expenses. .
                          79.4    78.0   316.4     243.4     394.2     315.0
Income Taxes . . . . . .   1.1    (0.4)   20.1      39.7      14.7      34.9
   Operating Income. . .  12.2     7.6    75.2     106.0      76.8     108.1
Other Income:
   Other Income and Deductions . .
                           0.3     0.4     2.7       4.6       3.3       8.2
   Income Taxes. . . . .          (0.1)   (0.9)     (1.8)     (1.1)     (3.1)
   Other Income - Net. .   0.3     0.3     1.8       2.8       2.2       5.1
Income Before Interest Charges . .
                          12.5     7.9    77.0     108.8      79.0     113.2
Interest Charges . . . .  11.1    11.7    36.5      35.9      48.2      47.7
Net Income (Loss). . . .   1.4    (3.8)   40.5      72.9      30.8      65.5
Dividends on Preferred Stock . .
                           1.1     1.1     3.3       3.3       4.5       4.4
Earnings (Loss) Applicable to
    Common Stock . . . .  $0.3   $(4.9)  $37.2     $69.6     $26.3     $61.1

Earnings (Loss) Per Share of
   Common Stock. . . . . $0.01  $(0.19)  $1.44     $2.78     $1.02     $2.45

Cash Dividends Paid Per Share of
   Common Stock. . . . . $0.52   $0.52   $1.56     $1.56     $2.08     $2.08

Average Number of Common Shares
   Outstanding (Millions) 26.3    25.2    25.8      25.1      25.7      25.0



             See notes to condensed consolidated financial statements.

                    ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (MILLIONS)




                                             June 30,          September 30,
                                        1995         1994            1994

ASSETS
Utility Plant. . . . . . . . . . .    $1,890.2     $1,810.0        $1,833.2
Less Accumulated Depreciation. . .       575.4        545.5           553.6
  Utility Plant - Net. . . . . . .     1,314.8      1,264.5         1,279.6
Other Property and Investments (less
 accumulated depreciation) . . . .        18.6         17.9            17.8
Current Assets:
 Cash and Cash Equivalents . . . .        78.4          3.4             3.3
 Receivables (less allowance for
   uncollectible accounts of $5.9 at
   June 30, 1995, $3.9 at June 30, 1994
   and $2.8 at September 30, 1994)       102.0        100.7            79.3
 Inventories:
    Natural Gas Stored Underground        64.1         96.1           144.5
    Liquefied Natural Gas. . . . .        12.4         14.9            17.8
    Liquefied Petroleum Gas. . . .         1.6          3.4             3.6
    Merchandise. . . . . . . . . .         1.3          4.0             4.4
    Materials and Supplies . . . .         9.2         10.0             9.1
 Other . . . . . . . . . . . . . .         9.5          8.8             9.1
     Total Current Assets. . . . .       278.5        241.3           271.1
Deferred Debits and Other Assets:
 Unrecovered Environmental Response Costs . .
                                          34.7         24.5            30.5
 Unrecovered Integrated Resource Plan Costs. .
                                          11.2          6.6            11.4
 Other . . . . . . . . . . . . . .        23.3         37.8            32.5
     Total Deferred Debits and Other Assets. .
                                          69.2         68.9            74.4
        Total. . . . . . . . . . .    $1,681.1     $1,592.6        $1,642.9



          See notes to condensed consolidated financial statements.

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (MILLIONS)



                                             June 30,          September 30,
                                        1995         1994            1994
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock, $5 Par Value, Shares Issued and
  Outstanding of 27.4 at June 30, 1995,
    25.3 at June 30, 1994 and 25.4 at
    September 30, 1994 . . . . . . . .  $136.9       $126.3          $127.1
  Premium on Capital Stock . . . . . .   295.0        236.9           241.3
  Earnings Reinvested  . . . . . . . .   147.3        174.2           150.1
     Total Common Stock Equity . . . .   579.2        537.4           518.5
  Preferred Stock, Cumulative $100 Par or Stated
      Value, Shares Issued and Outstanding of 0.6
      at June 30, 1995, June 30, 1994 and
      September 30, 1994 . . . . . . .    58.5         58.6            58.5
  Long-Term Debt . . . . . . . . . . .   554.5        554.5           554.5
     Total Capitalization. . . . . . . 1,192.2      1,150.5         1,131.5
Current Liabilities:
  Redemption Requirements on Preferred Stock . .
                                           0.3          0.3             0.3
  Long-Term Debt Due Within One Year .                 15.0            15.0
  Short-Term Debt. . . . . . . . . . .                 18.0            95.4
  Accounts Payable . . . . . . . . . .    55.5         51.7            57.6
  Deferred Purchased Gas Adjustment. .    62.4         49.3            20.1
  Customer Deposits. . . . . . . . . .    29.3         26.1            26.8
  Taxes. . . . . . . . . . . . . . . .    18.9         16.4            14.0
  Accrued Pension Costs. . . . . . . .    12.9
  Accrued Postretirement Benefits Costs   32.3          6.2             3.6
  Other. . . . . . . . . . . . . . . .    44.8         39.3            53.1
     Total Current Liabilities . . . .   256.4        222.3           285.9
Accrued Environmental Response Costs .    28.6         18.6            24.3
Deferred Credits . . . . . . . . . . .    73.6         61.8            66.6
Accumulated Deferred Income Taxes. . .   130.3        139.4           134.6
         Total . . . . . . . . . . . .$1,681.1     $1,592.6        $1,642.9




            See notes to condensed consolidated financial statements.

                    ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (MILLIONS)


                                           Nine Months        Twelve Months
                                        1995      1994      1995       1994
Cash Flows from Operating Activities:
 Net Income. . . . . . . . . . . .     $40.5     $72.9     $30.8      $65.5
 Adjustments to Reconcile Net Income to Net
  Cash Flow from Operating Activities:
    Non-Cash Restructuring Costs .      54.4                54.4
    Depreciation and Amortization.      47.3      45.1      61.4       60.7
    Deferred Income Taxes. . . . .      (4.3)     12.9      (3.6)      26.1
    Non-Cash Compensation Expense.       5.9       6.0       8.1        8.0
    Other. . . . . . . . . . . . .      (1.9)     (1.3)     (2.5)      (1.9)
                                       141.9     135.6     148.6      158.4

    Changes in Certain Assets and
    Liabilities. . . . . . . . . .     112.2      34.0      68.6      (43.0)
     Net Cash Flow from Operating
       Activities. . . . . . . . .     254.1     169.6     217.2      115.4
Cash Flows from Financing Activities:
  Short-Term Borrowings, Net . . .     (95.4)   (113.4)    (18.0)      18.0
  Redemptions and Purchase Fund
    Requirements of Preferred
    Stock and Long-Term Debt . . .     (15.0)   (125.7)    (15.0)    (173.3)
  Sale of Common Stock, Net of Expenses. .
                                        50.1       1.8      50.7        2.6
  Sale of Long-Term Debt . . . . .               194.5                194.5
  Dividends. . . . . . . . . . . .     (35.8)    (35.4)    (47.8)     (47.2)
    Net Cash Flow from Financing
      Activities . . . . . . . . .     (96.1)    (78.2)    (30.1)      (5.4)
Cash Flows from Investing Activities:
 Utility Plant Expenditures. . . .     (82.7)    (92.9)   (111.8)    (129.8)
 Non-Utility Capital Expenditures.      (0.9)     (0.1)     (0.9)      (0.6)
 Cost of Property Removal, Net of Salvage. .
                                         0.7       1.7       0.6        1.2
    Net Cash Flow from Investing
      Activities . . . . . . . . .     (82.9)    (91.3)   (112.1)    (129.2)
    Net Increase (Decrease) in Cash
      and Cash Equivalents . . . .      75.1       0.1      75.0      (19.2)
    Cash and Cash Equivalents at
      Beginning of Period. . . . .       3.3       3.3       3.4       22.6
    Cash and Cash Equivalents at
      End of Period. . . . . . . .     $78.4      $3.4     $78.4       $3.4
Cash Paid During the Period for:
 Interest  . . . . . . . . . . . .     $44.3     $40.4     $48.6      $46.4
 Income Taxes. . . . . . . . . . .     $23.7     $17.7     $24.0      $20.7



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

2. Since sales of natural gas are dependent to a large extent on weather, the majority of the Company's income is realized during the winter months. Earnings for three and nine-month periods are not indicative of the earnings for a twelve-month period.

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

AGL has entered into consent orders with the Georgia Environmental
Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SIs for each of these four sites. In addition, PAs were submitted to EPD for the other eight sites. The Company, in response to a request by EPD, also has submitted the SI for Athens. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan (CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company developed a proposed CAP for the Griffin site, and submitted the CAP to EPD for review. EPD has requested that the Company provide additional data on the Griffin site prior to EPD approving the CAP. The Company expects to provide these data before the end of 1995. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed in 1995.

On March 22, 1994 AGL submitted to the EPD, under regulations issued by EPD under the Georgia Hazardous Site Response Act (HSRA), formal notifications pertaining to MGP site conditions at seven of the eight then owned MGP sites:
Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. On November 4, 1994, the Company submitted a notification for the newly acquired portion of the Griffin site. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on Georgia's "Hazardous Site Inventory" (HSI). EPD also has listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. Under the HSRA regulations, the sites subject to Consent Orders (Augusta, Griffin,
Savannah and Valdosta) are presumed to require corrective action.   EPD will
determine whether corrective action is required at any or all of the remaining four sites (Athens, Brunswick, Rome and Waycross).

The Company has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, for some sites, the Company has determined that its liability, if any, for future investigation and cleanup expenses is likely to arise from claims by potentially responsible parties, or equivalent proceedings by the government, for contribution and/or cost recovery. Under such circumstances, although the Company may be jointly and severally liable for all investigation and cleanup expenses, the probable amount of the Company's ultimate liability is likely to be limited to the Company's equitable share of such expenses under the circumstances. Accordingly, the Company has adjusted the range of future investigation and cleanup expenses for these sites by estimating, where possible, the range of reasonably possible values for the Company's share of such expenses, given the current methods of equitable apportionment and the Company's knowledge of relevant facts, including the solvency of potential contributors and likely disputes over appropriate shares. In all other cases where such values were not reasonably estimable, the Company has simply continued to use a range of expenses without adjustment for the Company's equitable share. Second, the issuance of regulations under HSRA and the listing of MGP sites on the HSI has altered the basis upon which the Company has projected future investigation and remediation costs associated with the former MGP sites in Georgia. Under a thorough analysis of these and other current potentially applicable requirements, the Company has estimated that, under the most favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

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

In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. At the present time, the potential impact or result of such audit cannot be determined.

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

On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential bypass customer. Service pursuant to a Negotiated Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. The Georgia Commission's original order approving the settlement provided that a Negotiated Contract may be rejected by the Georgia Commission within 60 days of filing; absent such action, the Negotiated Contracts are fully effective. The Georgia Commission subsequently amended its order to extend to at least 90 days the time for review and possible disapproval. None of the Negotiated Contracts filed with the Georgia Commission have been rejected.

The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. Under the recovery mechanism, AGL is allowed to recover from other customers 75% of the difference between (a) the non-gas cost revenue that was received from the potential Bypass Customer during the most recent twelve month period and (b) the non-gas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. With respect to the remaining 25% of the difference, AGL is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGL is made whole for discounts from Negotiated Contracts. To the extent that there are additional capacity release revenues, AGL is allowed to retain 15% of such amounts.

In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, the Company's Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test year interruptible revenues determined by the Georgia Commission in the Company's 1993 rate case will continue to be recovered by the ITSM Rider through the Fiscal Year End Balancing Adjustment mechanism.

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

Since the Georgia Commission's order approving the settlement, the Company has filed, and is providing service pursuant to, nine Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts with three industrial customers. See Part II, Item 5, "Other Information," "State Regulatory Matters" for additional information concerning the Company's Negotiated Contracts and Special Contracts.

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

7. In November 1994, the Company announced a corporate restructuring plan in response to the increased challenges of competition and the federal and state regulatory environments in which the Company operates. The restructuring plan provides for reengineering the Company's business processes and streamlining the Company's statewide field organizations. As a result of restructuring, the Company has combined offices and established centralized call centers, as well as a network of locations where customers can pay their bills throughout the Company's service area. One of the plan objectives is to reduce the Company's employee level by more than 600 through attrition, voluntary retirement and severance programs. The Company will implement remaining portions of the plan during the fourth quarter of fiscal 1995.

In accordance with current accounting standards, the Company has recorded restructuring costs of $36.8 million (after income taxes) related to the early retirement and severance programs, and $5.6 million (after income taxes) related to office closings and costs to exit the Company's appliance merchandising and real estate investment operations. As of June 30, 1995, approximately $69.2 million, or $42.4 million after income taxes, had been recorded in connection with the Company's corporate restructuring plan.

As a result of the restructuring, the Company expects considerable reductions in future annual operating expenses. Those reductions should enable the Company to be more competitive in its markets in the future. The Company estimates total costs of the restructuring plan could increase slightly to approximately $70 million or approximately $43 million after income taxes. Those costs will be offset within three years with lower operating costs.

8. On June 16, 1995, the Company issued and sold approximately 1.5 million shares of its common stock, par value $5.00 per share, at a price of $33.625 per share, in an underwritten public offering. Net proceeds of $48.7 million from the sale of common stock will be used to finance the Company's capital expenditure program and for other corporate purposes.

9. On April 28, 1995, the Company executed a letter of intent with Sonat, Inc. (Sonat) regarding the purchase of an interest in Sonat Marketing Company, which letter evidenced the mutual intentions of the Company and Sonat to jointly own an entity that will acquire the business of Sonat Marketing Company, a wholly-owned subsidiary of Sonat. The jointly owned entity in succeeding to the business of Sonat Marketing Company will continue to engage in the business of offering natural gas sales, transportation, risk management and storage services to natural gas users in key natural gas producing and consuming areas of the United States.

The agreement contemplates the Company will contribute $32 million in cash for a 35% ownership interest in the marketing entity. It is contemplated that employees of Sonat Marketing will be subject to confidentiality agreements, precluding such employees from communicating any market or pricing information that is not publicly available. In addition, the Company has certain rights for a period of five (5) years to sell its interest to Sonat under a formula price and has certain rights to sell its interest to Sonat for Fair Market Value, as defined, at any time. The letter of intent is subject to a number of conditions, including the negotiation and execution of a mutually acceptable definitive agreement regarding the transaction and obtaining all required consents and approvals, including governmental approvals. On May 4, 1995, the Company filed a Notification with the Federal Trade Commission (FTC) and the Justice Department pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. On June 1, 1995, the Company received an early termination notice with respect to the applicable waiting period from the FTC.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                            Results of Operations


Three-Month Periods Ended June 30, 1995 and 1994


Explained below are the major factors that had a significant effect on results of operations for the three-month period ended June 30, 1995, compared with the same period in 1994.

Operating revenues decreased 7.2% for the three-month period ended June 30, 1995, compared with the same period in 1994 primarily due to a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph. The decrease in operating revenues was partly offset by an increase of approximately 35,000 in the number of customers served.

Cost of gas decreased 20% for the three-month period ended June 30, 1995, compared with the same period in 1994 primarily due to a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin increased 8.8% for the three-month period ended June 30, 1995, compared with the same period in 1994 primarily due to the increase of approximately 35,000 in the number of customers served.

Operating expenses decreased $0.3 million for the three-month period ended June 30, 1995, compared with the same period in 1994. Operating expenses for the three-month period ended June 30, 1995 included an increase of $4.9 million in expenses related to the Company's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 6.7% primarily due to decreased labor costs as a result of the Company's restructuring plan. Total other operating expenses increased primarily due to restructuring costs of $1.7 million.
See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest charges decreased 5.1% for the three-month period ended June 30, 1995, compared with the same period in 1994 primarily due to (1) decreased long-term debt outstanding and (2) decreased interest expense associated with income tax deficiencies related to prior years.

Income taxes increased $1.4 million for the three-month period ended June 30, 1995, compared with the same period in 1994 primarily due to increased taxable income.

Net income for the three-month period ended June 30, 1995, was $1.4 million, compared with net loss of $3.8 million for the same period in 1994. Earnings per share of common stock was $.01 for the three-month period ended June 30, 1995, compared with loss per share of $.19 for the same period in 1994. The increases in net income and earnings per share were primarily due to (1) decreased operating expenses as a result of the Company's restructuring plan and (2) increased operating margin as a result of an increase of approximately 35,000 in the number of customers served. The increases in net income and earnings per share were partly offset by restructuring costs of $1.7 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Nine-Month Periods Ended June 30, 1995 and 1994


Explained below are the major factors that had a significant effect on results of operations for the nine-month period ended June 30, 1995, compared with the same period in 1994.

Operating revenues decreased 9.4% for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 18% warmer than the same period in 1994. The decrease in operating revenues was partly offset by an increase of approximately 37,000 in the number of customers served.

Cost of gas decreased 18.3% for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 18% warmer than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin increased 5.8% for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to an increase of approximately 37,000 in the number of customers served.

Operating expenses increased 1.6% for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to an increase of $12.6 million in expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 3.6% primarily due to decreased labor costs as a result of the Company's restructuring plan. Total other operating expenses increased primarily due to restructuring costs of $69.2 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income decreased $1 million for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to decreased income from propane operations as a result of warmer weather.

Interest charges increased 1.7% for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to increased interest rates on short-term debt.

Income taxes decreased $20.5 million for the nine-month period ended June 30, 1995, compared with the same period in 1994 primarily due to decreased taxable income.

Net income for the nine-month period ended June 30, 1995, was $40.5 million, compared with net income of $72.9 million for the same period in 1994. Earnings per share of common stock were $1.44 for the nine-month period ended June 30, 1995, compared with earnings per share of $2.78 for the same period in 1994. The decreases in net income and earnings per share were primarily due to restructuring costs of $69.2 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The decreases in net income and earnings per share were partly offset by (1) decreased labor costs as a result of the Company's restructuring plan and
(2) increased operating margin as a result of an increase of approximately 37,000 in the number of customers served.

Twelve-Month Periods Ended June 30, 1995 and 1994

Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended June 30, 1995, compared with the same period in 1994.

Operating revenues decreased 8.5% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules for the cost of gas supply, as explained in the following paragraph and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 18% warmer than the same period in 1994. The decrease in operating revenues was partly offset by an increase of approximately 37,000 in the number of customers served.

Cost of gas decreased 17.5% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to (1) a decrease in the amount recovered from customers under the purchased gas provisions of the Company's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 18% warmer than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Under or over recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin increased 6.1% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to the increase of approximately 37,000 in the number of customers served.

Operating expenses increased 3.2% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to an increase of $14.2 million in expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 1.3% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to decreased labor costs as a result of the Company's restructuring plan. Taxes - other than income increased $1.2 million primarily due to increased ad valorem taxes. Total other operating expenses increased primarily due to restructuring costs of $69.2 million.
See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income decreased $2.9 million for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to decreased income from propane operations as a result of warmer weather.

Interest charges increased 1.1% for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to increased interest rates on short-term debt.

Income taxes decreased $22.2 million for the twelve-month period ended June 30, 1995, compared with the same period in 1994 primarily due to decreased taxable income.

Net income for the twelve-month period ended June 30, 1995, was $30.8 million, compared with net income of $65.5 million for the same period in 1994. Earnings per share of common stock were $1.02 for the twelve-month period ended June 30, 1995, compared with earnings per share of $2.45 for the same period in 1994. The decreases in net income and earnings per share were primarily due to restructuring costs of $69.2 million. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The decreases in net income and earnings per share were partly offset by (1) increased operating margin as a result of an increase of approximately 37,000 in the number of customers served and (2) decreased labor costs as a result of the Company's restructuring plan.

                             Financial Condition

The Company's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30
to June 30 as a result of colder weather.   The Company also uses gas stored
underground and liquefied natural gas to serve its customers during periods of cold weather. As a result, accounts receivable increased $22.7 million and inventory of gas stored underground and liquefied natural gas decreased
$85.8 million during the nine months ended June 30, 1995.   Inventory of gas
stored underground and liquefied natural gas decreased $34.5 million from June 30, 1994 to June 30, 1995 primarily due to (1) decreased volumes of gas injected into storage and (2) a decrease in the cost of gas injected into storage. The Company anticipates that it will fill its underground storage facilities during the months of July through October, 1995 in order to meet the demand for natural gas during the 1995-1996 heating season.

The Company currently estimates that its portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $85.9 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline
suppliers with FERC.   Such filings by the Company's pipeline suppliers are
pending final FERC approval.

Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by FERC. Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as the Company may face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services. The purchasing practices of AGL are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly.
The legislation establishes procedures for review and approval of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm
service customers of gas utilities.   Pursuant to AGL's approved Gas Supply
Plan for fiscal year 1995, gas supply purchases are being recovered under the purchased gas provisions of AGL's rate schedules. The plan also allows recovery from the customers of AGL of Order 636 transition costs that are currently being charged by the Company's pipeline suppliers. On August 1, 1995, the Company filed with the Georgia Commission its Gas Supply Plan for fiscal year 1996. Hearings on the Company's 1996 Gas Supply Plan have been scheduled for September 6, 7, and 8, 1995. A plan must be approved by the Georgia Commission on or before September 15, 1995. For further discussion of the effects of FERC Order 636 on the Company, see Part II, Item 5, "Other Information," "Federal Regulatory Matters" of this Form 10-Q.

As noted above, the Company recovers the cost of gas under the purchased gas provisions of the Company's rates schedules. The Company was in an over recovery position of $49.3 million at June 30, 1994, and $62.4 million at June 30, 1995 with respect to the purchased gas provisions. Under the provisions of the Company's rate schedules, any under or over recoveries of gas costs are included in current assets or liabilities and have no effect on net income. On July 21, 1995, the Company filed a proposal with the Georgia Commission to refund approximately $38.5 million in over recovered gas costs to its customers. See Part II, Item 5, "Other Information," "State Regulatory Matters" of this Form 10-Q for additional information concerning refunds of over recovered gas costs.

Cash and cash equivalents increased $75.1 million and $75 million for the nine-month and twelve-month periods ended June 30, 1995, respectively, primarily due to net cash flow from operating activities and the issuance and sale of approximately 1.5 million shares of common stock as discussed below.

The expenditures for plant and other property totaled $83.6 million and $112.7 million for the nine-month and twelve-month periods ended June 30, 1995, respectively.

The Company had accrued liabilities of $28.6 million at June 30, 1995 compared with $18.6 million at June 30, 1994 and $24.3 million at September 30, 1994 for future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by the Company of Environmental Response Costs, as defined in Note 3 to Notes to Condensed Consolidated Financial Statements, commencing October 1, 1992, pursuant to the ERCRR. The staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean up activities at the sites of the ERCRR and Environmental Response Costs incurred for purposes of the ERCRR. At the present time, the potential impact or result of such audit cannot be determined. See Note 3 to Notes to Condensed Consolidated Financial Statements and Part II, Item 5, "Other Information," "Environmental Matters" of this Form 10-Q.

On June 16, 1995, the Company issued and sold approximately 1.5 million shares of its common stock, par value $5.00 per share, at a price of $33.625 per share, in an underwritten public offering. Net proceeds of $48.7 million from the sale of common stock will be used to finance the Company's capital expenditure program and for other corporate purposes.

Long-term debt due within one year decreased $15 million for the nine-month and twelve-month periods ended June 30, 1995 due to the maturity of $15 million of Medium-Term Notes in January, 1995.

Short-term debt decreased $95.4 million and $18.0 million for the nine-month and twelve-month periods ended June 30, 1995, respectively, primarily due to net cash flow from operating activities.

Accrued postretirement benefits costs increased $26.1 million from June 30, 1994 to June 30, 1995 and $28.7 million from September 30, 1994 to June 30, 1995. The increase was primarily due to restructuring costs resulting from the Company's Special Voluntary Retirement Plan (SVRP). See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Accrued pension costs increased $12.9 million from June 30, 1994 and September 30, 1994 to June 30, 1995. The increase was primarily due to restructuring costs resulting from the Company's SVRP. See Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

As a result of the restructuring, the Company expects considerable reductions in future annual operating expenses. Those reductions should enable the Company to be more competitive in its markets in the future. The Company estimates total costs of the restructuring plan could increase slightly to approximately $70 million or approximately $43 million after income taxes. Those costs will be offset within three years with lower operating costs.

On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. The Georgia Commission's original order approving the settlement provided that a Negotiated Contract may be rejected by the Georgia Commission within 60 days of filing; absent such action, the Negotiated Contracts are fully effective. The Georgia Commission subsequently amended its order to extend to at least 90 days the time for review and possible disapproval. None of the Negotiated Contracts filed with the Georgia Commission have been rejected.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Part II, Item 5, "Other Information," "State Regulatory Matters" for additional information concerning the bypass loss recovery mechanism.


                         PART II -- OTHER INFORMATION

Part II -- Other Information is intended to supplement information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and should be read in conjunction therewith.

Item 1.  Legal Proceedings

             See Item 5.

Item 5.  Other Information

                          Federal Regulatory Matters

Order No. 636

The Company currently estimates that its portion of transition costs (which include unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the Federal Energy Regulatory Commission (FERC) to date to be recovered could be as high as approximately $85.9 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC and assumes Southern Natural Gas Company's (Southern) restructuring settlement agreement, as described below, is approved. Such filings by the Company's pipeline suppliers are pending final FERC approval. Transition costs billed to the Company are being recovered from customers under the purchased gas provisions of the Company's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve the Company directly are set forth below.

SOUTHERN   Restructuring Settlement.                 The Company has entered
into a settlement agreement with Southern and other customers to resolve virtually all pending Southern proceedings before the FERC and the courts. The settlement would, if approved by the FERC, resolve Southern's pending general rate proceedings, which relates to Southern's rates charged from January 1, 1991 through the present. The settlement also provides for rate reductions and refund offsets against GSR costs and would resolve Southern's Order No. 636 transition cost proceedings and provide for revisions to Southern's tariff. Southern submitted the settlement agreement to the FERC on March 15, 1995. In addition, in conjunction with the settlement, Southern has filed for authority to construct certain facilities to improve service to AGL and has filed for authority to abandon by sale to AGL a
portion of the Brunswick lateral.   The FERC has not yet acted on the
proposed settlement agreement or the related filings, but has allowed Southern to implement the reduced rates on an interim basis for supporting parties. Although there is substantial support for the settlement, some customers of Southern have filed comments in opposition to the settlement. Assuming the settlement agreement is approved, the Company's portion of Southern's transition costs is estimated to be approximately $73.8 million. Southern and its customers have suspended litigation of the matters covered by the settlement, pending action by the FERC on the settlement.

           GSR Cost Recovery Proceeding.        Southern  has continued to
make quarterly GSR cost recovery filings with the FERC, and has filed on a monthly basis since the implementation of Order No. 636 to revise its GSR surcharges based on changes in billing determinants. On May 31, 1995, Southern made additional filings to recover $1.7 million in GSR costs and approximately $10.1 million in other transition costs. On June 30, 1995, the FERC accepted Southern's filings, subject to the outcome of Southern's restructuring settlement. Southern will continue to make quarterly and monthly transition cost filings. Pending approval of the restructuring settlement, however, GSR charges to the Company will be in accordance with the interim settlement rates. The Company has actively challenged the eligibility and prudence of the GSR costs Southern has sought to recover.

TENNESSEE  GSR Cost Recovery Proceeding.        Tennessee Gas Pipeline
Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On June 30, 1995, Tennessee filed with the FERC to recover an additional $22.5 million in GSR costs. The Company protested this filing, but the FERC has not yet acted upon Tennessee's filing. The Company's estimated liability for GSR costs as a result of Tennessee's filings is approximately $7.9 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. The Company is actively participating in Tennessee's GSR cost recovery proceeding.

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

TENNESSEE On June 30, 1995, Tennessee moved to implement, effective July 1, 1995, the rate increase it filed for on December 30, 1994. The filing reflects certain reductions by the FERC from the $117.9 million rate increase originally sought by Tennessee, as well as a voluntary 5% reduction. The FERC has not yet acted on Tennessee's motion.

On July 24, 1995, a FERC administrative law judge (ALJ) issued an initial decision addressing the rates to be charged by Tennessee on a prospective basis. Among other matters, the ALJ approved Tennessee's proposal to decrease the load factor used to calculate its interruptible transportation rates from 125% to 100%. The Company supported a further reduction, to 50%. The ALJ also rejected challenges by the Company and others to Tennessee's "straight-fixed-variable-to-the-wellhead" design for firm transportation rates. The ALJ's decision is subject to the filing of exceptions by the parties, and thus is not yet final.

TRANSCO    On July 19, 1995, a FERC ALJ rejected Transcontinental Gas
Pipeline Corporation's (Transco) proposed "firm-to-the-wellhead" rate structure for firm transportation rates which would, if approved, shift approximately $60 million in production area fixed costs into firm transportation rates. In addition, the ALJ determined that Transco's existing production area rate design is unjust and unreasonable, and adopted a production area rate design proposal offered by another intervenor in the proceeding. The ALJ's decision is subject to the filing of exceptions by the parties, and thus is not yet final. AGL opposed the "firm-to-the-wellhead" rate design, but did not oppose Transco's existing production area rates.

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

On February 17, 1995, the Georgia Commission approved a settlement that authorizes the Company to negotiate contracts with customers that have the option of bypassing the Company's facilities and receiving natural gas from other suppliers (Bypass Customers). The settlement was agreed to by all parties to this docket, except for the Consumers' Utility Counsel (CUC), which has requested that the Georgia Commission reverse its February 1995 approval of the settlement. The CUC's petition to the Georgia Commission for rehearing and reconsideration was denied by the Georgia Commission on February 21, 1995, and no petition for judicial review was filed within the time allowed under Georgia law.

The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may begin without additional Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. A Negotiated Contract may be rejected by the Georgia Commission within 60 days of filing; absent such action, the Negotiated Contracts are fully effective. The Georgia Commission subsequently amended its order to extend to at least 90 days the time for review and possible disapproval. None of the Negotiated Contracts filed with the Georgia Commission have been rejected.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information concerning the bypass loss recovery mechanism.

In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, the Company's Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test year interruptible revenues determined by the Georgia Commission in the Company's 1993 rate case will continue to be recovered by the ITSM Rider through the Fiscal Year End Balancing Adjustment mechanism.

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

Since the Georgia Commission's order approving the settlement, AGL has filed, and is providing service pursuant to, nine Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts with three additional customers. One of the Special Contracts involves a five year agreement pursuant to which the Company is providing natural gas as a fuel for electric power generation for facilities owned by Savannah Electric Power Company and Georgia Power Company.

On January 18, 1995, AGL filed with the Georgia Commission a request to approve a Special Contract with Georgia-Pacific Corporation designed to provide long-term service in competition with fuel oil. Although the Special Contract rate is lower than the rate schedule that would otherwise be applicable, because there are significant additional volumes, there is no revenue shortfall resulting from these discounts. The Georgia Commission approved this Special Contract on March 2, 1995.

On March 16, 1995, the Company proposed for Georgia Commission consideration two Special Contracts with the Metropolitan Atlanta Rapid Transit Authority (MARTA) to provide for the construction of a refueling facility as well as for the acquisition of, and service to, natural gas fueled transit buses. Under the contracts, MARTA agreed to purchase at least 200 natural gas buses over the next five years. The Company agreed to contribute up to $2.55 million to the cost of refueling facilities, and to contribute approximately 28% ($2.9 million) of the purchase cost difference between diesel and natural gas buses. On April 18, 1995, the Georgia Commission voted unanimously to grant the regulatory authority required to proceed with the MARTA Special Contracts. Specifically, the Georgia Commission voted to approve the contract terms as the terms of service applicable to MARTA, to approve the contract rates, and approve an accounting order to defer for subsequent recovery the $2.9 million bus purchase incentives. The Georgia Commission's accounting order was issued on June 19, 1995.

On May 1, 1995, Chattanooga Gas Company (Chattanooga) filed a rate proceeding with the Tennessee Public Service Commission seeking an increase in revenues of $5.2 million annually. Among other things, the filing seeks to implement a new financing and marketing program for natural gas heating and cooling systems and natural gas water heaters. Revenues from the proposed rate increase will be used by Chattanooga to improve and expand its distribution system and to recover increased operation, maintenance, and tax expenses. Hearings have been scheduled for September 1995 and a decision is expected on October 17, 1995, with new rates to be effective November 1, 1995.

On July 21, 1995, the Company filed with the Georgia Commission a request to approve a refund of $38.5 million of the revenues collected through the Purchased Gas Adjustment (PGA) Rider since October 1994. The PGA Rider is intended to recover the actual expenses associated with purchasing and delivering natural gas supplies for firm sales customers. Because the PGA Rider recovers actual expenses and contains true-up provisions, the Company's earnings are not affected by this proposed refund. The Company has proposed that the refunds be reflected on customers' September 1995 bills. If approved as filed, the average refund, based on actual consumption during the four months in which the PGA Rider collected more revenue than required to cover the gas cost expenses, will be approximately $22 for residential customers, approximately $100 for small commercial customers, approximately $765 for small industrial customers, approximately $2,587 for large commercial customers, and approximately $2,257 for large industrial customers.

On August 1, 1995, the Company filed with the Georgia Commission its Gas Supply Plan for fiscal year 1996. Pursuant to Georgia law, each investor-owned local natural gas distribution company is required to file on or before August 1 of each year, a proposed gas supply plan for the following year, as well as a proposed gas cost recovery factor to be used in the same time period. Natural gas companies are allowed to recover from their customers the costs associated with implementing gas supply plans which are approved by the Georgia Commission. Hearings on the Company's 1996 Gas Supply Plan have been scheduled for September 6, 7 and 8, 1995. A plan must be approved by the Georgia Commission on or before September 15, 1995.

The Company cannot predict the outcome of pending state proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.

                            Environmental Matters

In June 1990, the Company was contacted by attorneys for Florida Public Utilities Company (FPUC) in connection with a former manufactured gas plant
(MGP) site in Sanford, Florida. Thereafter, FPUC received a "Warning Notice" from the Florida Department of Environmental Regulation (FDER) demanding that FPUC enter into a consent order to investigate the Sanford site. Preliminary investigation results indicate some environmental impacts at this site. In addition, limited investigations of the surrounding area indicate potential environmental impacts off-site. On January 31, 1992, FPUC filed suit against the Company, two other corporations, and the City of Sanford, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, and an equivalent state statute, alleging the Company is a former "owner," to obtain contribution from the Company and others for all costs incurred and for a declaratory judgment that all defendants are jointly and severally liable for future response costs. On February 3, 1994, the parties submitted a Contamination Assessment Report
(CAR) to the Florida Department of Environmental Protection (FDEP), previously known as FDER. The CAR confirmed the existence of environmental impacts at the site and off-site. On April 10, 1994, FDEP completed its review of the CAR and submitted a preliminary scoring of the site to Region IV of the United States Environmental Protection Agency (EPA). FDEP concluded that further study is necessary in some areas because the site did not exceed the listing threshold under one set of assumptions but did exceed that threshold under different assumptions. On February 17, 1995, FPUC dismissed its lawsuit without prejudice. The EPA has requested that FPUC conduct an Expanded Site Investigation (ESI) of the Sanford site and the
nearby area.   FPUC declined and it is expected that EPA will conduct the
ESI itself.

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

AGL has entered into consent orders with the Georgia Environmental
Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SIs for each of these four sites. In addition, PAs were submitted to EPD for the other eight sites. The Company, in response to a request by EPD, also has submitted the SI for the Athens site. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan
(CAP), which will provide a proposal for cleanup of groundwater, surface water, and soil at and near each consent order site. When completed, the CAP will be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company developed a proposed CAP for the Griffin site, and submitted the CAP to EPD for review. EPD has requested that the Company provide additional data on the Griffin site prior to EPD approving the CAP. The Company expects to provide these data prior to the end of 1995. Additional assessment activities are now underway at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed during 1995.

On March 22, 1994, AGL submitted to the EPD, under regulations issued by EPD under the Georgia Hazardous Site Response Act (HSRA), formal notifications pertaining to MGP site conditions at seven of the eight then owned MGP sites: Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. On November 4, 1994, the Company submitted a notification for the recently acquired portion of the Griffin site. EPD has completed its initial review of these submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on Georgia's "Hazardous Site Inventory" (HSI). EPD also has listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. Under the HSRA regulations, the sites subject to Consent Orders (Augusta, Griffin, Savannah and Valdosta) are presumed to require corrective action. EPD will determine whether corrective action is required at any or all of the remaining four sites (Athens, Brunswick, Rome and Waycross).

The Company has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, for some sites, the Company has determined that its liability, if any, for future investigation and cleanup expenses is likely to arise from claims by potentially responsible parties, or equivalent proceedings by the government, for contribution and/or cost recovery. Under such circumstances, although the Company may be jointly and severally liable for all investigation and cleanup expenses, the probable amount of the Company's ultimate liability is likely to be limited to the Company's equitable share of such expenses under the circumstances. Accordingly, the Company has adjusted the range of future investigation and cleanup expenses for these sites by estimating, where possible, the range of reasonably possible values for the Company's share of such expenses, given the current methods of equitable apportionment and the Company's knowledge of relevant facts, including the solvency of potential contributors and likely disputes over appropriate shares. In all other cases where such values were not reasonably estimable, the Company has simply continued to use a range of expenses without adjustment for the Company's equitable share. Second, the issuance of regulations under HSRA and the listing of MGP sites on the HSI has altered the basis upon which the Company has projected future investigation and remediation costs associated with the former MGP sites in Georgia. Under a thorough analysis of these and other current potentially applicable requirements, the Company has estimated that, under the most favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable reasonably possible circumstances, the future cost of investigating and remediating the former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, the low end of this range and a corresponding regulatory asset have been recorded in the financial statements. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

The Environmental Response Costs incurred by the Company are recoverable under the terms of the Environmental Response Cost Recovery Rider (ERCRR).
In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. At the present time, the potential impact or result of such audit cannot be determined.

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

The agreement contemplates the Company will contribute $32 million in cash for a 35% ownership interest in the marketing entity. It is contemplated that employees of Sonat Marketing will be subject to confidentiality agreements, precluding such employees from communicating any market or pricing information that is not publicly available. In addition, the Company has certain rights for a period of five (5) years to sell its interest to Sonat under a formula price and has certain rights to sell its interest to Sonat for Fair Market Value, as defined, at any time. The letter of intent is subject to a number of conditions, including the negotiation and execution of a mutually acceptable definitive agreement regarding the transaction and obtaining all required consents and approvals, including governmental approvals. On May 4, 1995, the Company filed a Notification with the Federal Trade Commission (FTC) and the Justice Department pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. On June 1, 1995, the Company received an early termination notice with respect to the applicable waiting period from the FTC.


Item 6.  Exhibits and Reports on Form 8-K
        (a)     Exhibits
        10(a) - Firm Transportation agreement, dated March 1, 1995, between Chattanooga Gas Company and Southern Natural Gas Company amending Service Agreements #904470 under Rate Schedule FT (Exhibit 10(oo), Form 10-K for the fiscal year ended September 30, 1994), #904471 under Rate Schedule FT-NN (Exhibit 10(pp), Form 10-K for the fiscal year ended September 30, 1994), and #S20130 under Rate Schedule CSS (Exhibit 10(qq), Form 10-K for the fiscal year ended September 30, 1994).

        27  - Financial Data Schedule

     (b)   Reports on Form 8-K.
        None.

                                  SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Atlanta Gas Light Company
                                                   (Registrant)






Date   August 14, 1995                       /s/ Robert L. Goocher
                                                 Robert L. Goocher
                                             Executive Vice President
                                                 Business Support
                                           (Principal Financial Officer)






Date   August 14, 1995                       /s/ J. Michael Riley
                                                 J. Michael Riley
                                     Vice President - Finance and Accounting
                                          (Principal Accounting Officer)