Form 10-K
period 1995-09-30
ATLANTA GAS LIGHT CO
filed 1995-12-22
CIK 8154

                  SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549


                                FORM 10-K


        ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                THE  SECURITIES  EXCHANGE  ACT  OF  1934


For the fiscal year ended September 30, 1995   Commission File Number  1-9905


                        ATLANTA GAS LIGHT COMPANY
         (Exact name of registrant as specified in its charter)



         Georgia                                           58-0145925
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


303 Peachtree Street, N.E., Atlanta, Georgia                30308
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: 404-584-4000


Securities registered pursuant to Section 12(b) of the Act:


Common Stock, $5 Par Value                    New York Stock Exchange
Depositary Preferred Shares                   New York Stock Exchange
   (Title of Class)                  (Name of exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:


               Cumulative Preferred Stock, $100 Par Value
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 30, 1995: $1,052,321,837.

The number of shares of Common Stock outstanding as of November 30, 1995 was 55,023,364 shares (as adjusted for a 2-for-1 stock split paid in the form of a 100% stock dividend on December 1, 1995).

                  DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1995 Annual Report for the fiscal year ended September 30, 1995 are incorporated herein by reference in Part II and portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

                            TABLE OF CONTENTS

                                                                    Page
PART I
  Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . .     1
  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . .    13
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    13
  Item 4.  Submission of Matters to a Vote of Security Holders . . . .    16
  Item 4.(A)Executive Officers of the Registrant . . . . . . . . . . .    17

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . . . . .    18
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .    18
  Item 7.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition . . . . . . . . . . . . . . . . . . .    18
  Item 8.  Financial Statements and Supplementary Data . . . . . . . .    18
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . . . . . . .    19

PART III
  Item 10. Directors and Executive Officers of the Registrant. . . . .    19
  Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . .    19
  Item 12. Security Ownership of Certain Beneficial Owners and Management.19
  Item 13. Certain Relationships and Related Transactions. . . . . . .    19

PART IV
   Item 14.Exhibits,  Financial Statement Schedules and Reports on
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .    20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                                Part I

Item 1.     Business

GENERAL

Atlanta Gas Light Company (AGL) was incorporated on February 16, 1856 by a special act of the Georgia General Assembly. Unless noted specifically or otherwise required by the context, reference to the "Company" includes AGL and its wholly owned subsidiaries, AGL Energy Services, Inc., AGL Investments, Inc., Chattanooga Gas Company (Chattanooga), Georgia Gas Company, Georgia Gas Service Company, Georgia Energy Company and Trustees Investments, Inc. The Company is predominantly engaged in the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area.

The Company's major service area is the ten county metropolitan Atlanta area. Metropolitan Atlanta has an estimated population of 2.9 million, constituting approximately 41% of the total population of Georgia. Approximately 66% of the Company's natural gas customers are located in the Atlanta metropolitan area. These customers consume 45% of the natural gas sold and transported and provide approximately 63% of the gas revenues of the Company. The Company's other principal service areas in Georgia are the Athens, Augusta, Brunswick, Macon, Rome, Savannah and Valdosta areas. During the fiscal year ended September 30, 1995, the Company supplied natural gas service to an average of approximately 1.3 million customers in Georgia including 531 centrally metered customers serving 52,555 apartment units. The Company provides natural gas service in 229 cities and surrounding areas in Georgia. In addition to the Company's service areas in Georgia, natural gas service was supplied by Chattanooga to an average of approximately 49,000 customers in Chattanooga and Cleveland, Tennessee, and surrounding portions of Hamilton County and Bradley County, Tennessee during the fiscal year ended September 30, 1995. All of the Company's natural gas service area is certificated by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Public Service Commission (Tennessee Commission).

The areas served by the Company in Georgia outside the metropolitan areas described in the preceding paragraph were for many years primarily agricultural, with timber, poultry, cattle, cotton, tobacco, peanuts and soy beans among the principal products. However, both industry and agriculture are currently important to the economies of these areas. In addition to the industries that use local natural resources such as pulpwood, clay, marble, talc and kaolin, the Company serves a number of nationally known organizations that operate installations in Georgia. These operations increase substantially the diversification of industry in the Company's service area.

During fiscal 1995, the Company added approximately 37,000 customers, based on 12-month average calculations, representing an increase over the prior year of approximately 2.8%. Substantially all of this growth was in the residential and small commercial service categories.

The ten largest customers of the Company accounted for 3.1% and 1.8% of total operating revenues and operating margin, respectively, for the fiscal year ended September 30, 1995. For the same period, volumes of gas sold and transported to the ten largest customers accounted for 12.6% of total volumes of gas sold and transported.

Consolidated operating revenues during the fiscal year ended September 30, 1995 were $1.1 billion, of which approximately 57% was derived from residential customers, 23% from commercial customers, 16% from industrial customers, 2% from transportation customers and 2% other.

In addition to its predominant business of natural gas distribution, the Company, through wholly owned subsidiaries, serves approximately 17,000 customers in Georgia and Alabama with liquefied petroleum gas and also has interests in gas production activities, real estate holdings and natural gas vehicle conversions. The aggregate net income contributed by diversified operations in fiscal 1995 was $0.9 million.

On August 31, 1995, the Company signed an agreement with Sonat Inc. (Sonat) to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat. The joint venture, Sonat Marketing Company L.P. (Sonat Marketing), offers natural gas sales, transportation, risk management and storage services to natural gas users in key natural gas producing and consuming areas of the United States.

The Company invested $32.6 million for a 35% ownership interest in Sonat Marketing. The Company's 35% investment is being accounted for under the equity method. The Company has certain rights for a period of five years to sell its interest to Sonat at a predetermined fixed price, as defined, or for fair market value at any time.

Through September 30, 1995, the Company's historic maximum daily sendout was
1.943 billion cubic feet which occurred on January 18, 1994. The mean temperature in the metropolitan Atlanta area that day was 23 degrees F. The Company's business is highly seasonal in nature and heavily dependent on weather because of the substantial use of gas for heating purposes. However,
the Company has implemented weather normalization adjustment riders.   The
weather normalization adjustment riders, which were approved by the Georgia and Tennessee Commissions, offset the impact that either unusually cold or unusually warm weather has upon the Company's operating margin, earnings and cash flow and are designed to stabilize the Company's operating margin and earnings at the levels which would occur with normal weather. For the effects of seasonal variations on the Company's quarterly earnings, see Note 15 in Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

On September 30, 1995, the Company had 2,941 employees. Approximately 750 of AGL's employees are covered by provisions of collective bargaining agreements with the General Teamsters Local Union No. 528. The master agreement with the Teamsters provides for a general wage increase of 3% effective September 18, 1995. This agreement expires September 15, 1996.

The Company also has a collective bargaining agreement covering approximately 60 employees in Savannah, Georgia. A three-year agreement with the International Union of Operating Engineers, Local Union No. 474, was ratified on November 9, 1994. The contract stipulates that wages will be negotiated in 1995 and 1996. Wages subsequent to November 9, 1995 are still being negotiated.

The Company also has approximately 60 employees at its Chattanooga and Cleveland, Tennessee facilities covered by an agreement with the Utility Workers Union of America, Local Union No. 461. A new three-year agreement with the Utility Workers became effective on November 28, 1994, and specifies that wages will be negotiated in 1995 and 1996. Wages subsequent to November 28, 1995 are still being negotiated.

The Company holds franchises, permits, certificates and rights which management believes are sufficient for the operation of its properties without any substantial restrictions and adequate for the operation of its gas distribution business.

                      Corporate Restructuring

In November 1994, the Company announced a corporate restructuring plan and began its implementation during fiscal 1995. As a result of the restructuring, the Company has combined offices and established centralized customer service centers. During 1995, the Company reduced the average number of employees by approximately 500 through voluntary retirement and severance programs and attrition. The Company recorded $43.1 million, after income taxes, in restructuring-related expenses during 1995.

As a result of the restructuring, the Company expects considerable reductions in future annual operating expenses, which should enable the Company to be more competitive.

                          Subsequent Event

On November 27, 1995, the Company filed with the Securities and Exchange Commission (SEC) and the Georgia Commission to form a holding company, AGL Resources Inc. (the Holding Company). The Holding Company would become the parent corporation of Atlanta Gas Light Company and its subsidiaries. In addition to the SEC and Georgia Commission approvals, the Company will seek shareholder approval of the reorganization at the 1996 annual shareholders meeting.

If approved, holders of Atlanta Gas Light Company common stock will become holders of the Holding Company common stock, and the present stock certificates representing Atlanta Gas Light Company common stock will represent the Holding Company common stock on a share-for-share basis. The Holding Company common stock is expected to be approved for listing on the New York Stock Exchange. If requisite approvals are obtained, it is anticipated that the reorganization into holding company structure will be completed during the second fiscal quarter of 1996.

The purpose of the formation of the holding company is to separate the Company's regulated business from its unregulated business, which will allow the Company to adapt to the increasingly deregulated energy marketplace and take advantage of potential business opportunities.




      The remainder of this page was intentionally left blank.

Gas Sales and Statistics

FOR THE YEARS ENDED SEPTEMBER 30
                                                 1995         1994         1993         1992       1991
Operating Revenues (Millions of Dollars)
 Sales of Gas
   Residential                                $   610.6    $   700.7    $   658.2    $   575.7  $   550.2
   Commercial                                     243.2        285.8        268.1        231.5      226.0
   Industrial                                     169.4        172.1        154.2        140.9      144.1
 Transportation Revenues                           23.9         22.6         33.8         36.6       37.8
 Miscellaneous Revenues                            15.9         18.7         16.0          9.9        5.7
    Total                                     $ 1,063.0    $ 1,199.9    $ 1,130.3    $   994.6  $   963.8
Therms Sold (Millions)
 Residential                                      916.8      1,003.1      1,001.4        915.4      819.5
 Commercial                                       454.0        478.9        478.5        433.9      402.8
 Industrial                                       526.0        424.8        388.7        445.0      455.1
Therms Transported                                722.8        697.4        795.6        901.8      862.6
    Total                                       2,619.6      2,604.2      2,664.2      2,696.1    2,540.0
Number of Customers (Average in Thousands)
 Residential                                    1,250.4      1,215.2      1,182.7      1,152.2    1,124.0
 Commercial                                       100.0         98.0         95.7         93.7       92.0
 Industrial                                         2.6          2.5          2.5          2.5        2.5
    Total                                       1,353.0      1,315.7      1,280.9      1,248.4    1,218.5
Sales, Average Residential Customer
 Gas Sold (Therms)                                  733          825          847          794        729
 Revenue (Dollars)                            $  488.32    $  576.61    $  556.52    $  499.65  $  489.50
 Revenue Per Therm (Cents)                         66.6         69.9         65.7         62.9       67.1
Degree Days - Atlanta Area
 30-Year Normal                                   2,991        2,991        3,021        3,021      3,021
 Actual                                           2,121        2,565        2,852        2,552      2,273
 Percentage of Actual to 30-Year Normal            70.9         85.8         94.4         84.5       75.2
Gas Account (Millions of Therms)
 Natural Gas Purchased                          1,406.9      1,453.6      1,629.9      1,555.4    1,563.0
 Natural Gas Withdrawn from Storage               520.7        500.3        276.4        263.3      148.2
 Gas Transported                                  722.8        697.4        795.6        901.8      862.6
    Total Send-Out                              2,650.4      2,651.3      2,701.9      2,720.5    2,573.8
 Less
   Unaccounted For                                 20.4         37.2         29.0         16.2       24.4
   Company Use                                     10.4          9.9          8.7          8.2        9.4
    Sold to Customers and Transported           2,619.6      2,604.2      2,664.2      2,696.1    2,540.0
Cost of Gas (Millions of Dollars)
 Natural Gas Purchased                        $   389.4    $   550.1    $   595.7    $   487.9  $   502.5
 Natural Gas Withdrawn from Storage               182.4        186.7        105.3        102.6       77.4
    Total                                     $   571.8    $   736.8    $   701.0    $   590.5  $   579.9
Gas Plant - End of Year (Millions of Dollars)
 Gross Plant                                  $ 1,919.9    $ 1,833.2    $ 1,740.6    $ 1,634.8  $ 1,517.0
 Net Plant                                    $ 1,336.6    $ 1,279.6    $ 1,217.9    $ 1,157.4  $ 1,081.4
 Gross Plant Investment per
   Customer (Thousands of Dollars)            $     1.4    $     1.4    $     1.4    $     1.3  $     1.2
Capital Expenditures (Millions of Dollars)    $   121.7    $   122.5    $   122.2    $   132.9  $   141.9
Gas Mains - Miles of 3" Equivalent               28,520       27,972       27,390       26,936     26,623
Employees - Average                               3,249        3,764        3,764        3,794      3,820
Average Btu Content of Gas                        1,027        1,032        1,027        1,024      1,025

GAS SUPPLY SERVICES, PRICING AND COMPETITION
                              General

The Company is served directly by four interstate pipelines: Southern Natural Gas Company (Southern), South Georgia Natural Gas Company (South Georgia), Transcontinental Gas Pipe Line Corporation (Transco) and East Tennessee Natural Gas Company (East Tennessee) in combination with its upstream pipeline, Tennessee Gas Pipeline Company (Tennessee), the parent company and primary source of gas for East Tennessee.

The implementation of Federal Energy Regulatory Commission (FERC) Order 636 mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations. The unbundling of pipeline sales service requires local distribution companies (LDCs), such as AGL and Chattanooga, to contract directly and separately for wellhead gas supply, underground storage and firm transportation services. Unbundling also shifts the responsibility and risk of securing a reliable and cost-effective gas services portfolio from the pipelines to LDCs such as AGL and Chattanooga (See Part I, Item 1, "Federal Regulatory Matters - Order 636.")

As a result of Order 636, gas purchasing decisions made by LDCs may be subject to greater review by state regulatory commissions. Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by the FERC. Because of diminished review by the FERC, LDCs face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services.

During the 1994 session of the Georgia General Assembly, legislation was passed that provides for annual review and approval by the Georgia Commission of AGL's gas services portfolio on a prospective basis. The legislation requires the filing of a gas supply plan with the Georgia Commission on or before August 1 of each year for the subsequent fiscal year. Purchases made pursuant to an approved plan are recovered under the purchased gas provisions of AGL's rate schedules.

On August 1, 1995, AGL filed its gas supply plan consisting of an array of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost for fiscal year 1996. On September 14, 1995, the Georgia Commission approved AGL's gas supply plan for fiscal year 1996 (See Part I, Item 1, "State Regulatory Matters - Gas Supply Filing.")

        Firm Pipeline Transportation and Underground Storage

The table on the following page shows the amount of firm transportation and describes the types and amounts of underground storage that both AGL and Chattanooga have elected or been assigned under Order 636. The table also shows services that were not affected by the implementation of Order 636.

                                  Production
                                  Area        Supplemental
                      Maximum     Underground Underground
                      Firm        Storage     Storage
                      Trans-      Maximum     Maximum
                      portation   Withdrawal  Withdrawal  Expiration
                      Mcf/Day     Mcf/Day(1)  Mcf/Day(2)  Date
Atlanta Gas Light Company
Southern
 Firm Transportation    1,000                             June 30, 2007
 Firm Transportation  650,129                             February 28, 1998
 Firm Transportation  110,905                             April 30, 2007
 CSS                              406,222                 February 28, 1998
 ANR-50                                       113,000     March 31, 2003
 ANR-100                                       55,500     March 31, 2003
Transco
 Firm Transportation  107,600                             March 31, 2010
 Firm Transportation   15,000                             July 1, 2005
 Firm Transportation    6,222                             March 17, 2008
 Firm Transportation    4,500                             October 31, 2009
 WSS                               70,588                 March 31, 2010
 Eminence Storage                  12,011                 March 31, 1997(3)
 Eminence Storage                  20,298                 March 31, 2001(3)
 GSS                                          124,935     March 31, 1992(3)
 LSS                                           17,430     March 31, 1994(3)
 SS-1                                          20,211     March 31, 2009
 LGA                                           41,522     October 31, 1991(3)
Tennessee/East Tennessee
 Firm Transportation   62,000                             November 1, 2000(3)
 FSS                               20,000                 November 1, 2000
 FSM                                8,533                 November 1, 2000
 FSP                                1,837                 November 1, 2000
 CNG                                3,421                 March 31, 2001
Southern/South Georgia
 Firm Transportation   11,877                             April 30, 2007
 ANR-100                                          708     March 31, 2004
 CSS                                6,764                 February 28, 1998
   Total              969,233     549,674     373,306

Chattanooga Gas Company
Southern
 Firm Transportation    4,756                             June 30, 2007
 Firm Transportation   13,944                             February 28, 1998
 Firm Transportation    3,300                             April 30, 2007
 CSS                               14,051                 February 28, 1998
Tennessee/East Tennessee
 Firm Transportation   45,000                             November 1, 2000(3)
 FSS                               12,300                 November 1, 2000
 FSM                                6,193                 November 1, 2000
 FSP                                1,333                 November 1, 2000
 CNG                                2,483                 March 31, 2001
   Total               67,000      36,360

(1)Production area storage requires a complementary amount of the firm transportation capacity identified in the first column to move storage gas withdrawals to the Company's service area.
(2)Supplemental underground storage includes delivery to the Company's service area and does not require any of the firm transportation capacity identified in the first column.
(3)The Company is operating under Natural Gas Act (NGA) certificate authority.

                           Wellhead Supply

AGL and Chattanooga have entered into firm wellhead supply contracts of approximately 398,000 Mcf/day and approximately 26,000 Mcf/day, respectively, to supply their firm transportation and underground storage requirements.
The Company anticipates entering into additional firm wellhead supply contracts by the end of December 1995 of up to approximately 104,000 Mcf/day for AGL and approximately 7,800 Mcf/day for Chattanooga. The Company also purchases spot market gas as needed during the year.

                       Liquefied Natural Gas

To meet the demand for natural gas on the coldest days of the winter months, the Company must also maintain sufficient supplemental quantities of liquefied natural gas (LNG) in its supply portfolio. The Company's three strategically located Georgia-based LNG plants -- north and south of Atlanta and near Macon -- provide a combined maximum daily supplement of approximately 665,000 Mcf and a combined usable storage capacity of 72 million gallons, equivalent to approximately 5,952,000 Mcf. Chattanooga's LNG plant provides a maximum daily supplement of approximately 90,000 Mcf and has a usable storage capacity of 13 million gallons, equivalent to approximately 1,076,000 Mcf.

                            Competition

The Company competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including fuel oil, coal, propane, electricity and, in some cases, combustible wood by-products. The Company also competes to supply gas to interruptible customers who might seek to bypass the Company's distribution system.

On February 17, 1995, the Georgia Commission approved a settlement that permits the Company to negotiate contracts with customers who have the option of bypassing the Company's facilities (Bypass Customers) and receiving natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided that the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the Negotiated Contracts filed with the Georgia Commission have been rejected.

The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGL resulting from a general rate case. Under the recovery mechanism, AGL is allowed to recover from other customers 75% of the difference between (a) the non-gas cost revenue that was received from the potential Bypass Customer during the most recent twelve month period and (b) the non-gas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. With respect to the remaining 25% of the difference, AGL is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGL is made whole for discounts from Negotiated Contracts. To the extent that there are additional capacity release revenues, AGL is allowed to retain 15% of such amounts.

In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, the Company's Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in the Company's 1993 rate case will continue to be recovered under the ITSM Rider.

The settlement approved by the Georgia Commission also provides that AGL may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass was not the relevant competition.

Since the Georgia Commission's order approving the settlement, AGL has filed, and is providing service pursuant to, 40 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts with four additional customers.

On November 21, 1995, the Georgia Commission issued a Natural Gas Notice of Inquiry (NOI) which sets forth a procedure and schedule for soliciting comments from Georgia LDCs and other interested parties concerning how to work together to move the local distribution of natural gas toward a more competitive future. Among other opinions expressed within the NOI, the Georgia Commission recommended pursuing a legislative solution to establish regulatory rules that will allow for an efficient and customer-responsive retail natural gas sector. The schedule calls for comments from interested parties in December 1995 and January 1996.

FEDERAL REGULATORY MATTERS
                             Order 636

In 1992, FERC issued Order 636 which, among other things, mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations that became effective beginning in the
1993-1994 heating season.    In Order 636, FERC acknowledged that, without
special recovery mechanisms, certain costs that previously were recovered in the pipelines' rate for bundled sales services no longer could be recovered by the pipelines in a restructured environment. Those costs, referred to as transition costs, include such things as unrecovered gas costs, gas supply realignment costs and various stranded costs resulting from unbundling. Accordingly, Order 636 included a recovery mechanism that allows the pipeline companies to pass through to their customers any prudently incurred transition costs attributable to compliance with Order 636.

The Company, based on filings with FERC by its pipeline suppliers, estimates that its portion of such costs from all of its pipeline suppliers would be approximately $97.7 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $71 million of such costs have been incurred by the Company as of November 30, 1995, and are being recovered from its customers under the purchased gas provisions of the Company's rate schedules. Transition costs have not affected the total cost of gas to the Company's customers significantly because (1) the Company purchases its wellhead gas supplies based upon market prices that are below the cost of gas previously embedded in the bundled pipeline sales service rates and (2) many elements of transition costs previously were embedded in the rates for the pipelines' bundled sales service. See Part I, Item 1, "State Regulatory Matters - Gas Supply Filing" in this Form 10-K for further discussion of recovery of gas costs.

Details concerning the status of the Order 636 restructuring proceedings involving the pipelines that serve the Company directly are set forth below.

SOUTHERN     Restructuring Proceeding.  The Company has filed several
petitions for review with the United States Court of Appeals for the District of Columbia Circuit concerning various aspects of Southern's restructuring. These aspects include favorable treatment of small customers, rate mitigation, mitigation of gas supply realignment (GSR) costs, and tying of firm storage service to firm transportation service. The Company's petitions for review currently are pending with the court, but will be withdrawn if the settlement between Southern and its customers, discussed below, is approved by the FERC.

GSR Cost Recovery Proceeding. Southern has made several quarterly GSR recovery filings, has filed on a monthly basis to revise its GSR billing determinants, and has made quarterly filings to recover other transition costs. The Company has entered into a settlement agreement with Southern and other customers to resolve virtually all pending Southern proceedings before the FERC and the courts. The FERC approved the settlement on September 29, 1995, but the order approving the settlement is subject to rehearing before the agency. The settlement would, if approved by the FERC, resolve Southern's pending general rate proceedings, which relate to Southern's rates charged from January 1, 1991, through the present. The settlement also provides for rate reductions and refund offsets against GSR costs. It would also resolve Southern's Order 636 transition cost proceedings and provide for revisions to Southern's tariff. Assuming the settlement is approved, the Company's share of Southern's transition costs is estimated to be $84.5 million. As of November 30, 1995, $65.8 million of such costs have been incurred by the Company.

TENNESSEE    Restructuring  Proceeding.  The Company has filed several
petitions for review with the United States Court of Appeals for the District of Columbia Circuit concerning various aspects of Tennessee's restructuring. These aspects include favorable treatment for small customers, rate mitigation and others. The Company also has filed a petition for review of FERC orders concerning Tennessee's service obligation to the Company. The Company's petitions for review currently are pending with the court.

GSR Cost Recovery Proceeding. Tennessee has made several quarterly GSR recovery filings. The Company's estimated liability as a result of Tennessee's prior GSR recovery filings is approximately $8.4 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. The Company is actively participating in Tennessee's GSR cost recovery proceeding. As of November 30, 1995, $4.6 million of such costs have been incurred by the Company.

Columbia Gas Transmission Corporation. The Company has filed a petition for review of a FERC order approving a settlement between Tennessee and Columbia Gas Transmission Corporation (Columbia). The settlement resolves issues relating to Columbia's upstream capacity on Tennessee's system, as well as certain other matters between the two pipelines. The Company has sought review of the order on the ground that the FERC has failed to ensure that Tennessee's customers will be made whole with respect to Tennessee's agreement to permit Columbia to abandon certain contracts for capacity on Tennessee's system.

                       FERC Rate Proceedings

The Company also is participating in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers,
Southern, Transco, Tennessee and South Georgia.   To the extent that these
cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.

SOUTHERN     The Company  is participating in two Southern rate proceedings which affect two prior rate periods, from January 1, 1991 through August 31, 1992, and from September 1, 1992 through April 30, 1993. In each case, the
FERC has approved partial settlement offers.   The former settlement reserved
certain issues for briefing before the FERC, but procedures have not yet been established for such briefing. The latter settlement reserved one contested issue for hearing and decision. This issue concerns Southern's recovery of costs associated with its construction of facilities to attach certain
offshore gas supplies.   An Administrative Law Judge (ALJ) has ruled that an
earlier settlement bars recovery of the costs in question. This ruling currently is pending review by the FERC.

Southern's current rate case involves Southern's rates from May 1, 1993 forward, and also involves undue discrimination claims raised by the Company against Southern. These claims arise out of a settlement between Southern and Arcadian Corporation (Arcadian) related to the bypass of the Company's system and certain discounted transportation arrangements entered into between Southern and Arcadian as a part of the settlement. See Part I, Item 3, "Legal Proceedings." As noted previously, the Company has entered into a settlement agreement with Southern that will, if approved by the FERC, resolve virtually all issues between the Company and Southern for Southern's outstanding rate proceedings, including the undue discrimination issue raised by the Company in Southern's current rate case.

SOUTH GEORGIA    On February 9, 1995, an ALJ issued an initial decision in
South Georgia's rate case that South Georgia's interruptible transportation
(IT) rate should be based on a load factor of 100% on a prospective basis. AGL supported the 100% load factor IT rate at the hearing in this proceeding. South Georgia and an intervenor have filed exceptions to the initial decision with the FERC, and AGL has responded to the exceptions and supported the initial decision. The FERC has not yet acted on the exceptions.

TENNESSEE    On July 24, 1995, a FERC ALJ issued an initial decision
addressing rates to be charged by Tennessee on a prospective basis. Among other matters, the ALJ approved Tennessee's proposal to decrease the load factor used to calculate its IT rates from 125% to 100%. The Company supported a further reduction to 50%, but argued that 100% would be the highest reasonable load factor. The ALJ also rejected challenges by the Company and others to Tennessee's "straight-fixed-variable-to-the-wellhead" rate design for firm transportation rates. Various parties, including the Company, have filed exceptions to the initial decision, which therefore is not yet final.

In addition, on December 30, 1994, Tennessee filed a new general rate case seeking an increase of approximately $117.9 million annually, and reflecting numerous modifications to its tariff. The impact of that rate increase on the Company is approximately $2.6 million annually. The FERC has accepted Tennessee's filing and has set it for hearing. The FERC has also accepted Tennessee's motion filing to implement slightly lower rates than originally sought by Tennessee, effective July 1, 1995, subject to refund and the outcome of the hearing. The Company is actively participating in the hearing procedures.

TRANSCO     On July 19, 1995, a FERC ALJ rejected Transco's proposal to adopt a "firm-to-the-wellhead" rate structure for firm transportation rates which would, if approved, shift approximately $60 million in production area fixed costs into firm transportation rates. In addition, the ALJ determined that Transco's existing production area rate design is unjust and unreasonable, and adopted a production area rate design proposal offered by another intervenor in the proceeding. AGL opposed Transco's "firm-to-the-wellhead" proposal, but supported Transco's existing production area rate design. Various parties, including AGL, have filed exceptions to the initial decision, which therefore is not yet final.

In addition, on March 1, 1995, Transco filed a new general rate case seeking approximately $132 million in additional revenues annually, and to reflect numerous modifications to its tariff. The impact of that rate increase on the Company is approximately $2.2 million annually. The FERC has accepted Transco's filing, and Transco has implemented its rate increase, effective September 1, 1995, subject to refund and the outcome of a hearing. AGL is actively participating in the hearing procedures.

ANR PIPELINE     ANR Pipeline (ANR) provides transportation services to
Southern under a case-specific certificate issued by the FERC in 1980. Southern entered into this transportation arrangement with ANR in order to provide Southern's customers, including AGL, access to storage facilities owned and operated by ANR Storage Company. According to Southern, approximately 96% of Southern's service entitlement on ANR is used to serve AGL. AGL is participating in ANR's general rate proceeding, and has protested the proposed rates for ANR's service to Southern. The FERC has established hearing procedures with respect to ANR's application, and AGL is actively participating in the hearing, supporting a reduced transportation rate for ANR's services to Southern.

                              Arcadian

The FERC has issued an order approving the settlement between Southern and Arcadian; see Part I, Item 3, "Legal Proceedings." The settlement resolves both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGL. The settlement provides for Southern to provide firm transportation service to Arcadian at a discounted rate for an initial term of five years. In addition, the settlement establishes tariff language addressing the conditions under which Southern will address future requests for direct transportation service. AGL has sought rehearing of the FERC's order approving the settlement, and has petitioned for review in the United States Court of Appeals for the Eleventh Circuit. AGL's appeals are currently being held in abeyance pending action by the FERC on AGL's rehearing request. The settlement between Southern and AGL will, if approved, resolve the undue discrimination issue raised by AGL in Southern's current rate case.

The Company cannot predict the outcome of these federal proceedings nor can it determine the effect, if any, such proceedings may have on the Company.

STATE REGULATORY MATTERS

                     Atlanta Gas Light  Company

1993 Rate Case

On March 31, 1993, AGL made a rate filing with the Georgia Commission seeking an increase in revenues of $62.5 million annually, based upon a test year ending September 30, 1994. During the course of the rate proceedings, AGL modified its requested increase to $47 million to reflect changes in
conditions expected during the test year.   On September 29, 1993, the
Georgia Commission approved an annual increase in revenues of approximately $11.2 million, effective October 1, 1993.

In its decision, the Georgia Commission approved a restructuring of AGL's interruptible service rates. The Georgia Commission, however, did not approve the redesigned firm service rates proposed by AGL. On October 12, 1993, AGL filed a petition with the Georgia Commission for rehearing, reconsideration and oral argument with respect to the redesigned firm service rates. Oral argument was heard on December 2, 1993. On September 25, 1995, the Georgia Commission issued an order revising firm service rates, on a revenue neutral basis, to more accurately reflect the cost to serve those customers.

Economic Development Policy

On September 19, 1993, the Georgia Commission initiated an investigation of Economic Development Incentive Policies of the utilities under its jurisdiction. On November 3, 1994, the Georgia Commission issued a final order establishing guidelines for utility economic development incentives which are designed to provide incentives to industrial customers to locate or expand facilities in Georgia. On December 19, 1994, AGL filed its proposed economic development incentive program in compliance with the Georgia Commission's order. As filed, the AGL Economic Development Policy is designed to promote economic development within the context of its approved Integrated Resource Plan (IRP) by providing cost-effective job creation incentive payments and investment incentive payments to industrial customers where such payments provide positive benefits both to AGL and its new and existing industrial customers.

On October 3, 1995 the Georgia Commission approved AGL's filed program with one modification. As a result, on November 29, 1995, AGL withdrew the Economic Development Incentive Program it filed with the Georgia Commission on December 19, 1994 and filed a revised Economic Development Incentive Program that provides investment incentive payments under AGL's approved IRP.

Gas Supply Filing

Federal restructuring resulting from the implementation of Order 636 caused LDCs to face greater accountability and risks related to their purchasing practices for gas supply, transportation and storage services. As a result, during the 1994 session of the Georgia General Assembly, legislation was passed that provides for annual review and approval by the Georgia Commission of AGL's gas services portfolio on a prospective basis.
The legislation requires AGL to file a gas supply plan with the Georgia Commission on or before August 1 of each year for the subsequent fiscal year. Purchases made pursuant to an approved plan may be recovered under the purchased gas provisions of AGL's rate schedules.

On August 1, 1995, AGL filed its gas supply plan consisting of an array of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost for fiscal year 1996. On September 14, 1995, the Georgia Commission approved AGL's gas supply plan for fiscal year 1996. In addition to approving the array of services AGL proposed, the Georgia Commission also approved the recovery of Order 636 transition costs that currently are being collected by AGL's pipeline suppliers.

Other Commission Proceedings

On July 21, 1995, AGL filed with the Georgia Commission a request to approve a refund of $38.5 million of the revenues collected through the Purchased Gas Adjustment (PGA) Rider since October 1994. On August 23, 1995, the Georgia Commission approved a $38.5 million refund of deferred purchased gas costs, plus interest. The refund resulted from the overrecovery of gas costs by AGL through the PGA Rider. The refund was credited to customers' bills in September 1995.

On November 21, 1995, the Georgia Commission issued a Natural Gas Notice of Inquiry (NOI) which sets forth a procedure and schedule for soliciting comments from Georgia LDCs and other interested parties concerning how to work together to move the local distribution of natural gas toward a more competitive future. Among other opinions expressed within the NOI, the Georgia Commission recommended pursuing a legislative solution to establish regulatory rules that will allow for an efficient and customer-responsive retail natural gas sector. The schedule calls for comments from interested parties in December 1995 and January 1996. For additional information concerning the effects of competition on AGL's provision of gas service, see
Part I, Item 1, "Business - Competition."

The staff of the Georgia Commission has undertaken a financial and management process audit related to AGL's former manufactured gas plant sites. The result of such audit is not expected to have a significant effect on the Company's consolidated financial statements. See Part I, Item 3, "Legal Proceedings - Environmental Matters."






                      Chattanooga Gas Company

On May 1, 1995, Chattanooga filed a rate proceeding with the Tennessee Commission seeking an increase in revenues of $5.2 million annually. On September 27, 1995, a settlement agreement was reached that provides for an annual increase in revenues of approximately $2.5 million, effective November 1, 1995.

The Company cannot predict the outcome of pending state regulatory matters nor can it determine the ultimate effect, if any, such proceedings may have on the Company.

Item 2.           Properties

The Company's properties consist primarily of distribution systems and related facilities and local offices serving 229 cities and surrounding areas in the State of Georgia and 2 cities and surrounding areas in the State of Tennessee. As of September 30, 1995, AGL had 25,043 miles of mains and 5,952,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. Chattanooga had 1,308 miles of mains and 1,076,000 Mcf of LNG storage capacity in its one LNG plant.

At September 30, 1995, the Company's gross utility plant amounted to approximately $1.9 billion.

Item 3.           Legal Proceedings

The nature of the Company's business ordinarily results in periodic regulatory proceedings before various state and federal authorities as well as litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - Federal Regulatory Matters" and "Business - State Regulatory Matters."

                              Arcadian

Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company, U. S. District Court for the Southern District of Georgia, Augusta Division, Case No. CV192-006. On January 10, 1992, Arcadian, an industrial customer of AGL, filed a complaint against Southern and AGL alleging violation of the federal antitrust laws and seeking treble damages in excess of $45 million. In the complaint, Arcadian alleged that Southern and AGL conspired to restrain trade by agreeing not to compete in the provision of direct transportation service to end users in the areas served by the Company. The Company denied the allegations of the complaint.

On November 30, 1993, a proposed settlement between Southern and Arcadian was filed with FERC that would resolve both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGL. The settlement provided for firm and interruptible transportation service from Southern to Arcadian at discounted rates for an initial term of five years. In addition, the settlement establishes tariff conditions for addressing future requests for direct transportation service. In connection with the proposed settlement, the antitrust lawsuit has been stayed and administratively closed. On May 12, 1994, FERC approved the settlement over AGL's objections. AGL has sought rehearing of the FERC's order approving the settlement, and has petitioned for review in the United States Court of Appeals for the Eleventh Circuit. AGL's appeals are currently being held in abeyance pending action by the FERC on AGL's rehearing request.

                       Environmental Matters

Prior to the general availability of natural gas in the 1800s and early 1900s, manufactured gas was a chief source of gas for lighting and heat nationwide. The process involved heating certain combustibles such as coal, oil and pine knots in a low oxygen atmosphere. Gas was manufactured by this process at over 1,500 different sites throughout the country. The residue from this process, including lampblack and coal tar, was typically stored on site or sold for commercial use. Such plants were operated in Georgia until the early 1950s.

In June 1990, the Company was contacted by attorneys for Florida Public Utilities Company (FPUC) in connection with a former manufactured gas plant
(MGP) site in Sanford, Florida. Thereafter, FPUC received a "Warning Notice" from the Florida Department of Environmental Regulation (FDER) demanding that FPUC enter into a consent order to investigate the Sanford site. Preliminary investigation results indicate some environmental impacts at this site. In addition, limited investigations of the surrounding area indicate potential environmental impacts off-site. On January 31, 1992, FPUC filed suit against the Company, two other corporations and the City of Sanford, under the federal Comprehensive Environmental Response, Compensation and Liability Act, and an equivalent state statute, alleging the Company is a former "owner," to obtain contribution from the Company and others for all costs incurred and for a declaratory judgment that all defendants are jointly and severally liable for future response costs. On May 15, 1992, the Court administratively terminated the case for one year while the parties, pursuant to an agreement, attempted to determine the nature and extent of impacts at the Sanford MGP site. By letter dated September 11, 1992, FPUC responded to the "Warning Notice" issued by FDER and proposed to conduct a joint investigation of the site under FDER supervision, without the entry of any formal order. By letter dated September 23, 1992, FDER rejected this proposal. Pursuant to an agreement among the parties to fund the conduct of further studies, an administrative termination of the case was reinstituted. On February 3, 1994, the parties submitted a Contamination Assessment Report (CAR) to the Florida Department of Environmental Protection (FDEP), previously known as FDER.
The CAR confirmed the existence of environmental impacts at the site and off-site. On April 10, 1994, FDEP completed its review of the CAR and submitted a preliminary scoring of the site to Region IV of the U. S. Environmental Protection Agency (EPA). FDEP concluded that further study is necessary in some areas because the site did not exceed the listing threshold under one set of assumptions but did exceed that threshold under different assumptions. On February 17, 1995, FPUC dismissed its lawsuit without prejudice. The EPA has requested that FPUC conduct an Expanded Site Investigation (ESI) of the Sanford site and the nearby area. FPUC declined and it is expected that EPA will conduct the ESI.

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

AGL has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites (Augusta, Griffin, Savannah and Valdosta) pursuant to which AGL is obligated to investigate and clean-up, if necessary, these sites. The Company has submitted to EPD the PA/SIs for each site. The Company, in response to a request by EPD, also has submitted the SI for the Athens site. For the four sites subject to EPD orders, the orders require the Company, if necessary, to conduct additional investigations sufficient to develop a Corrective Action Plan (CAP), which will provide a proposal for cleanup of groundwater, surface water and soil at and near each consent order site. This CAP will then be submitted to EPD for review and approval. Within 180 days of approval of the CAP by EPD, AGL must complete installation of all remedial structures called for in the CAP. The Company developed a proposed CAP for the Griffin site, and submitted the CAP to EPD for review. Additional assessment activities are now being conducted, and the Company expects to submit a revised CAP for

Griffin in January 1996. Assessment activities are being conducted at Augusta and Savannah. In addition, further studies are underway at the Athens site. AGL expects these activities in Augusta, Savannah and Athens to be completed in early 1996.

On March 22, 1994, AGL submitted to the EPD, under regulations issued by EPD under the Georgia Hazardous Site Response Act (HSRA), formal notifications pertaining to MGP site conditions at seven of the eight then owned MGP sites:
Athens, Augusta, Brunswick, Macon, Savannah, Valdosta and Waycross. On November 4, 1994, the Company submitted a notification for the acquired
portion of the Griffin site.   EPD has completed its initial review of these
submissions, has eliminated one site (Macon) from further consideration at this time, and has listed the seven remaining sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on Georgia's "Hazardous Site Inventory" (HSI). EPD has also listed the Rome MGP site with which AGL has been associated and which is the subject of pending litigation. Under the HSRA regulations, the sites subject to consent orders (Augusta, Griffin, Savannah and Valdosta) are presumed to require corrective action. EPD will determine whether corrective action is required at any or all of the remaining four sites (Athens, Brunswick, Rome and Waycross). EPD had requested Compliance Status Reports (CSRs) for Athens, Brunswick and Rome.

The Company has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, for some sites, the Company has determined that its liability, if any, for future investigation and cleanup expenses is likely to arise from claims by potentially responsible parties, or equivalent proceedings by the government, for contribution and/or cost recovery. Under such circumstances, although the Company may be jointly and severally liable for all investigation and cleanup expenses, the probable amount of the Company's ultimate liability is likely to be limited to the Company's equitable share of such expenses under the circumstances. Accordingly, the Company has adjusted the range of future investigation and cleanup expenses for these sites by estimating, where possible, the range of reasonably possible values for the Company's share of such expenses, given the current methods of equitable apportionment and the Company's knowledge of relevant facts, including the solvency of potential contributors and likely disputes over appropriate shares. In all other cases where such values were not reasonably estimable, the Company has simply continued to use a range of expenses without adjustment for the Company's equitable share. Second, the issuance of regulations under HSRA and the listing of MGP sites on the HSI has altered the basis upon which the Company has projected future investigation and remediation costs associated with the former MGP sites in Georgia. Under a thorough analysis of these and other current potentially applicable requirements, the Company has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability for the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

The Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined below, effective October 1, 1992, pursuant to AGL's Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. AGL is permitted to recover from its ratepayers Environmental Response Costs that it may incur in succeeding 12-month periods ending each June 30, net of working capital benefits resulting from deferred income taxes, amortized over a 60-month recovery period beginning each October 1. The carrying costs to AGL of Environmental Response Costs during the period of amortization are subject to recovery from any amounts received from insurance carriers and from former owners or operators of MGP sites. Any amounts received from such sources are shared equally by AGL and its customers. AGL records its portion as income to offset unrecovered carrying costs. AGL has recorded income to date of $0.8 million as a result of amounts received from such sources.

In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. The result of such audit is not expected to have a significant effect on the Company's consolidated financial statements.

The Company notified its insurance carriers and filed a declaratory judgment action against 23 insurance companies in the United States District Court for the Northern District of Georgia, seeking a determination that various policies held by the Company provide coverage for Environmental Response Costs. Nine of the 23 carriers named in the action have settled with the Company. On October 8, 1993, the Court granted summary judgment to the remaining carriers on the basis that the Company provided untimely notice. The Court entered a final judgment in favor of the defendants. On October 20, 1995, the Eleventh Circuit Court of Appeals reversed the grant of summary judgment and remanded the case to the trial court, with instructions to dismiss the case on the grounds that there was no case or controversy when filed. The Company has not determined the nature or extent of actions it will take as a result of this decision.

On November 14, 1995, one of the insurance companies named in the declaratory judgment action initiated a new action against the Company in the United States District Court for the Northern District of Georgia seeking a declaratory judgment that it is not obligated to provide insurance coverage for third party damage resulting from the operation of the former MGP sites. The Company has not been served with the summons and the Company and the insurance carrier have entered into an agreement not to pursue the action for a period of time.

With regard to other legal proceedings related to the former MGP sites, the Company is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, the Company intends to continue to pursue insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP-related litigation in which the Company is involved will not have a material adverse effect on the financial condition and results of operations of the Company.

As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Note 10 in Notes to
Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

                      Other Legal Proceedings

With regard to other legal proceedings, the Company is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of the Company.



Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4.(A)  Executive Officers of the Registrant

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL. Unless otherwise indicated, the information set forth is as of September 30, 1995.


                                                             Other Offices
                                        Held Present         Held During
Name and Position          Age          Office Since         Past Five Years


David R. Jones              58          February 1988
President and Chief
Executive Officer and
Director

Charles W. Bass             48          November 1994   (1)Senior Vice
Executive Vice President -                                 President -
Market Service                                             Governmental and
and Development                                            Regulatory Affairs

Thomas H. Benson            50          November 1994   (1)Senior Vice
Executive Vice President -                                 President -
Customer Operations                                        Operations and
                                                           Engineering

Robert L. Goocher           45          November 1994   (1)Senior Vice
Executive Vice President -                                 President, Chief
Business Support                                           Financial Officer
                                                           and Secretary
                                                        (2)Vice President -
                                                           Finance
                                                        (3)Vice President -
                                                           Augusta Division

Charlie J. Lail             56          November 1994   (1)Senior Vice
Senior Vice President -                                    President -
Operations Improvement                                     Divisions
                                                        (2)Vice President -
                                                           Divisions
                                                        (3)Vice President -
                                                           Northeast Georgia
                                                           Division

Richard H. Woodward, Jr.    48          November 1994   (1)Senior Vice
Senior Vice President -                                    President -
Business Development                                       Corporate Services

Michael D. Hutchins         44          November 1994   (1)Vice President -
Vice President - Operations                                Engineering
and Engineering

Clayton H. Preble           48          November 1994   (1)Vice President -
Vice President - Marketing and                             Corporate Planning
Sales                                                   (2)Director -
                                                           Corporate Planning
                                                        (3)Division Manager -
                                                           Northeast Georgia
                                                        (4)Manager - Gwinnett

J. Michael Riley            44          November 1994   (1)Vice President and
Vice President - Finance and                               Controller
Accounting                                              (2)Controller

 There are no family relationships among the executive officers.


All officers generally are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Shareholders in February.

                              Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

Information relating to the market for holders of and dividends on the Company's common stock is set forth under the caption "Shareholder Information" on page 46 of the Company's 1995 Annual Report. Such information is incorporated herein by reference. Portions of the 1995 Annual Report are filed as Exhibit 13 to this report.

Item 6.  Selected Financial Data

Selected financial data for the Company for each year of the five-year period ended September 30, 1995 is set forth under the caption "Selected Financial Data" on pages 42 and 43 of the Company's 1995 Annual Report referred to in
Item 5 above. Such five-year selected financial data is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

A discussion of the Company's results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 27 of the Company's 1995 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements of the Company, which are set forth on pages 28 through 41 of the Company's 1995 Annual Report referred to in Item 5 above, are incorporated herein by reference:

Statements of Consolidated Income for the years ended September 30, 1995, 1994 and 1993.

Statements of Consolidated Cash Flows for the years ended September 30, 1995, 1994 and 1993.

Consolidated Balance Sheets as of September 30, 1995 and 1994.

Statements of Consolidated Common Stock Equity for the years ended September 30, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.


The supplementary financial information required by Item 302 of Regulation S-K is set forth in Note 15 in Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

The following supplemental data is submitted herewith:

Independent Auditors' Report on Financial Statement Schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                               Part III
Item 10. Directors and Executive Officers of the Registrant

Information relating to nominees for director of the Company is set forth under the caption "Election of Directors-Information Concerning Nominees" in the Proxy Statement for the 1996 Annual Meeting of Shareholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end. Information relating to the executive officers of the Company, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at
Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to ownership of common stock of the Company by certain persons is set forth under the caption "Security Ownership of Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to existing or proposed relationships or transactions between the Company and any affiliate of the Company is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                              Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed as Part of This Report:

       1.  Financial Statements

            Included under Item 8 are the following financial statements:

            Statements of Consolidated Income for the Years Ended
            September 30, 1995, 1994 and 1993.

            Statements of Consolidated Cash Flows for the Years
            Ended September 30, 1995, 1994 and 1993.

            Consolidated Balance Sheets as of September 30, 1995 and 1994.

            Statements of Consolidated Common Stock Equity for the Years Ended September 30, 1995, 1994 and 1993.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

       2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1995:

            Independent Auditors' Report.

            II. - Valuation and Qualifying Account--Allowance for Uncollectible Accounts.

            Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.


       3. Exhibits

            Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

3(a)  -    Charter of the Company, as amended through February 20, 1990
(Exhibit 3(a), Registration No. 33-52752).

3(b)  -    Articles of Amendment to the Articles of Incorporation (Charter)
of the Company filed on October 9, 1992, with the Secretary of State of the State of Georgia (Exhibit 3(b), Form 10-K for the fiscal year ended September 30, 1992).

3(c)  -    Articles of Correction to the Charter of the Company filed on
October 16, 1992, with the Secretary of State of the State of Georgia (Exhibit 3(c), Form 10-K for the fiscal year ended September 30, 1992).

3(d)  -    Articles of Amendment to the Articles of Incorporation (Charter)
of the Company filed on February 22, 1993, with the Secretary of State of the State of Georgia (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993).

3(e)  -    By-Laws of the Company, as amended through November 17, 1995.

4(a)  -    Indenture, dated as of December 1, 1989, between Atlanta Gas Light
Company and Bankers Trust Company, as Trustee (Exhibit 4(a), Registration No. 33-32274).

4(b)  -    First Supplemental Indenture, dated as of  March 16, 1992, between
Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee, (Exhibit 4(a), Registration No. 33-46419).

10(a) -    Executive Compensation Plans and Arrangements;

Atlanta Gas Light Company Long-Term Stock Incentive Plan of 1990, (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1991).

Atlanta Gas Light Company Nonqualified Savings Plan.

10(b) -    Service Agreement under Rate Schedule GSS dated April 13, 1972, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10(c) -    Service Agreement under Rate Schedule LG-A, effective August 16,
1974, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10(d) -    Storage Transportation Agreement, dated June 1, 1979, between the
Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10(e) -    Letter of Intent dated September 18, 1987, between the Company and
Jupiter Industries, Inc. relating to the purchase by the Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries, Inc. (Exhibit 10(p), Form 10-K for the fiscal year ended September 30, 1987).

10(f) -    Agreement for the Purchase of Assets dated April 5, 1988, between the Company and Jupiter Industries, Inc., (Exhibit 10(q), Form 10-K for the fiscal year ended September 30, 1988).

10(g) -    100 Day Storage Service Agreement, dated June 1, 1979, between the
Company and South Georgia Natural Gas Company, (Exhibit 10(r), Form 10-K for the fiscal year ended September 30, 1989).

10(h) -    Service Agreement under Rate Schedule LSS, dated October 31, 1984, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1989).

10(i) -    Letter from Transcontinental Gas Pipe Line Corporation, dated
April 19, 1988, relating to commencement of storage service under Rate Schedule SS-1, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30, 1989).

10(j) -    Storage Transportation Agreement, dated June 1, 1979, between the
Company and South Georgia Natural Gas Company, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30, 1990).

10(k) -    Firm Seasonal Transportation Agreement, dated June 29, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990).

10(l) -    Service Agreement under Rate Schedule WSS, dated June 1, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1990).

10(m) -    Limited-Term Transportation Agreement Contract # A970 dated April
1, 1988, between the Company and CNG Transmission Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1991).

10(n) -    Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1991).

10(o) -    Service Agreement System Contract #.4984 dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1991).

10(p) -    Service Agreement Contract #830810 under Rate Schedule FT, dated
March 1, 1992, between the Company and South Georgia Natural Gas Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1992).

10(q) -    Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1992).

10(r) -    Firm Gas Transportation Agreement under Rate Schedule FT-1, dated
July 1, 1992, between the Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1992).

10(s) -    Service Agreement Applicable to the Storage of Natural Gas under
Rate Schedule GSS, dated October 25, 1993, between the Company and CNG Transmission Corporation (Exhibit 10(y), Form 10-K for the fiscal year ended September 30, 1993).

10(t) -    Service Agreement Applicable to the Storage of Natural Gas under
Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1993).

10(u) -    Gas Storage Contract #2031 under Rate Schedule FS, dated September
1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1993).

10(v) -    Firm Seasonal Transportation Agreement, dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation amending
Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1993).

10(w) -    Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1994).

10(x) -    Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30,
1994).

10(y) -    Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1994).

10(z) -    Gas Storage Contract #3998 under Rate Schedule FS, dated November
1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994).

10(aa)     -    Gas Storage Contract #3999 under Rate Schedule FS, dated
November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30,
1994).

10(bb)     -    Gas Storage Contract #3923 under Rate Schedule FS, dated
November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1994).

10(cc)     -    Gas Storage Contract #3947 under Rate Schedule FS, dated
November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30,
1994).

10(dd)     -    Gas Storage Contract #2027 under Rate Schedule FS, dated
September 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(gg), Form 10-K for the fiscal year ended September 30,
1994).

10(ee)     -    Service Agreement #902470 under Rate Schedule FT, dated
September 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(hh), Form 10-K for the fiscal year ended September 30, 1994).

10(ff)     -    Service Agreement #904460 under Rate Schedule FT, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994).

10(gg)     -    Service Agreement #904480 under Rate Schedule FT, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(jj), Form 10-K for the fiscal year ended September 30, 1994).

10(hh)     -    Service Agreement #904461 under Rate Schedule FT-NN, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(kk), Form 10-K for the fiscal year ended September 30, 1994).

10(ii)     -    Service Agreement #904481 under Rate Schedule FT-NN, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ll), Form 10-K for the fiscal year ended September 30, 1994).

10(jj)     -    Service Agreement #S20140 under Rate Schedule CSS, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(mm), Form 10-K for the fiscal year ended September 30, 1994).

10(kk)     -    Service Agreement #S20150 under Rate Schedule CSS, dated
November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(nn), Form 10-K for the fiscal year ended September 30, 1994).

10(ll)     -    Service Agreement #904470 under Rate Schedule FT, dated
November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Form 10-K for the fiscal year ended September 30,
1994).

10(mm) - Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Form 10-K for the fiscal year ended September 30,
1994).

10(nn)     -    Service Agreement #S20130 under Rate Schedule CSS, dated
November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Form 10-K for the fiscal year ended September 30,
1994).

10(oo)     -    Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(a), Form 10-Q for the quarter ended March 31, 1995).

10(pp)     -    Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(b), Form 10-Q for the quarter ended March 31, 1995).

10(qq)     -    Firm Transportation Agreement, dated March 1, 1995, between the Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Form 10-Q for the quarter ended March 31, 1995).

10(rr)     -    Firm Transportation Agreement, dated March 1, 1995, between the Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Form 10-Q for the quarter ended March 31, 1995).

10(ss)     -    Firm Transportation Agreement, dated March 1, 1995, between
Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1995).

10(tt)     -    Firm Transportation Agreement, dated June 1, 1995, between the Company and Southern Natural Gas Company amending Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994.

10(uu)     -    Firm Storage Agreement, effective December 1, 1994, between
Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994.

10(vv)     -    Firm Storage Agreement, effective July 1, 1995, between
Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994.

10(ww)     -    Firm Storage Agreement, effective July 1, 1995, between
Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994.

10(xx)     -    Firm Transportation Agreement, dated September 26, 1994,
between the Company and South Georgia Natural Gas Company amending Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1994.

10(yy)     -    Firm Storage Agreement, effective July 1, 1995, between the
Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1994.

10(zz)     -    Firm Storage Agreement, effective July 1, 1995, between the
Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994.

13 - Portions of the 1995 Annual Report to Shareholders incorporated herein by reference.

21  - Subsidiaries of the Registrant.

23  - Independent Auditors' Consent.

24  - Powers of Attorney.

27  - Financial Data Schedule.

(b)     Reports on Form 8-K

No Form 8-K was filed during the last quarter of the year ended September 30, 1995.





         The remainder of this page was intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ATLANTA GAS LIGHT COMPANY
                               (Registrant)




By/s/   David R. Jones                              December 22, 1995
   David R. Jones                                        Date
   President and
   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                 Title                        Date


/s/ David R. Jones
David R. Jones              President and Chief            December 22, 1995
                            Executive Officer
                             (Principal Executive
                            Officer) and Director



/s/ Robert L. Goocher       Executive Vice President -     December 22, 1995
Robert L. Goocher           Business Support and
                            Chief Financial Officer (Principal
                            Financial  Officer)

/s/ J. Michael Riley        Vice President -               December 22, 1995
J. Michael Riley            Finance and Accounting
                            (Principal Accounting Officer)

*Frank Barron, Jr.          Director                       December 22, 1995
Frank Barron, Jr.



*W. Waldo Bradley           Director                       December 22, 1995
W. Waldo Bradley

            Signature                 Title                        Date



 *Otis A. Brumby, Jr.
Otis A. Brumby, Jr.         Director                       December 22, 1995


*L. L. Gellerstedt, Jr.
L. L. Gellerstedt, Jr.      Director                       December 22, 1995



Kenneth D. Lewis            Director


*Albert G. Norman, Jr.
Albert G. Norman, Jr.       Director                       December 22, 1995


*D. Raymond Riddle
D. Raymond Riddle           Director                       December 22, 1995


*Betty L. Siegel
Betty L. Siegel             Director                       December 22, 1995


*Ben J. Tarbutton, Jr.
Ben J. Tarbutton, Jr.       Director                       December 22, 1995


*Charles McKenzie Taylor
Charles McKenzie Taylor     Director                       December 22, 1995


*Felker W. Ward, Jr.
Felker W. Ward, Jr.         Director                       December 22, 1995


*By: /s/ Robert L. Goocher
         Robert L. Goocher
         (Attorney-in-Fact)

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Atlanta Gas Light Company:

We have audited the consolidated balance sheets of Atlanta Gas Light Company and subsidiaries as of September 30, 1995 and 1994, and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 27, 1995; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Atlanta Gas Light Company and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 27, 1995

SCHEDULE II

ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNT
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
(IN THOUSANDS)


                                           1995        1994        1993

Balance, beginning of year . . . . . . $  2,755    $  1,854    $  3,327
Additions:
 Provisions charged to income  . . . .    5,282       7,506       6,370
 Recovery of accounts
  previously written off
  as uncollectible   . . . . . . . . .    6,622       7,129       4,415
                                       --------    --------    --------
   Total   . . . . . . . . . . . . . .   14,659      16,489      14,112

Deduction:
 Accounts written off
  as uncollectible   . . . . . . . . .   10,267      13,734      12,258
                                       --------    --------    --------
Balance, end of year . . . . . . . . . $  4,392    $  2,755    $  1,854
                                       ========    ========    ========

                         INDEX TO EXHIBITS

Exhibit
Number                                 Description

3(a) - Charter of the Company, as amended through February 20, 1990 (Exhibit 3(a), Registration No. 33-52752).

3(b) - Articles of Amendment to the Articles of Incorporation (Charter) of the Company filed on October 9, 1992, with the Secretary of State of the State of Georgia (Exhibit 3(b), Form 10-K for the fiscal year ended September 30, 1992).

3(c) - Articles of Correction to the Charter of the Company filed on October 16, 1992, with the Secretary of State of the State of Georgia (Exhibit 3(c), Form 10-K for the fiscal year ended September 30, 1992).

3(d) - Articles of Amendment to the Articles of Incorporation (Charter) of the Company filed on February 22, 1993, with the Secretary of State of the State of Georgia (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993).


3(e) - By-Laws of the Company, as amended through November 17, 1995.

4(a) - Indenture, dated as of December 1, 1989, between Atlanta Gas Light Company and Bankers Trust Company, as Trustee (Exhibit 4(a), Registration No. 33-32274).

4(b) - First Supplemental Indenture, dated as of March 16, 1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee, (Exhibit 4(a), Registration No. 33-46419).

Exhibit
Number                                 Description

10(a) - Executive Compensation Plans and Arrangements;

Atlanta Gas Light Company Long-Term Stock Incentive Plan of 1990, (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1991).

Atlanta Gas Light Company Nonqualified Savings Plan.

10(b) - Service Agreement under Rate Schedule GSS dated April 13, 1972, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10(c) - Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10(d) - Storage Transportation Agreement, dated June 1, 1979, between the Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10(e) - Letter of Intent dated September 18, 1987, between the Company and Jupiter Industries, Inc. relating to the purchase by the Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries, Inc. (Exhibit 10(p), Form 10-K for the fiscal year ended September 30, 1987).

10(f) - Agreement for the Purchase of Assets dated April 5, 1988, between the Company and Jupiter Industries, Inc., (Exhibit 10(q), Form 10-K for the fiscal year ended September 30, 1988).

10(g) - 100 Day Storage Service Agreement, dated June 1, 1979, between the Company and South Georgia Natural Gas Company, (Exhibit 10(r), Form 10-K for the fiscal year ended September 30, 1989).

10(h) - Service Agreement under Rate Schedule LSS, dated October 31, 1984, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1989).

Exhibit
Number                                 Description

10(i) - Letter from Transcontinental Gas Pipe Line Corporation, dated April 19, 1988, relating to commencement of storage service under Rate Schedule SS-1, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30,
1989).

10(j) -Storage Transportation Agreement, dated June 1, 1979, between the Company and South Georgia Natural Gas Company, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30, 1990).

10(k) - Firm Seasonal Transportation Agreement, dated June 29, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990).

10(l) - Service Agreement under Rate Schedule WSS, dated June 1, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1990).

10(m) - Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between the Company and CNG Transmission Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1991).

10(n) - Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1991).

10(o) - Service Agreement System Contract #.4984 dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1991).

10(p) - Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between the Company and South Georgia Natural Gas Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1992).

Exhibit
Number                                 Description

10(q) - Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1992).

10(r) - Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between the Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1992).

10(s) - Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between the Company and CNG
Transmission Corporation (Exhibit 10(y), Form 10-K for the fiscal year ended September 30, 1993).

10(t) - Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1993).

10(u) - Gas Storage Contract #2031 under Rate Schedule FS, dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1993).

10(v) - Firm Seasonal Transportation Agreement, dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation amending
Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1993).

10(w) - Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1994).

Exhibit
Number                                 Description

10(x) - Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30,
1994).

10(y) - Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1994).

10(z) - Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994).

10(aa) - Gas Storage Contract #3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994).

10(bb) - Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1994).

10(cc) - Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994).

10(dd) - Gas Storage Contract #2027 under Rate Schedule FS, dated September 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(gg), Form 10-K for the fiscal year ended September 30, 1994).

10(ee) - Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(hh), Form 10-K for the fiscal year ended September 30, 1994).

Exhibit
Number                                 Description

10(ff) - Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994).

10(gg) - Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(jj), Form 10-K for the fiscal year ended September 30, 1994).

10(hh) - Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(kk), Form 10-K for the fiscal year ended September 30, 1994).

10(ii) - Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ll), Form 10-K for the fiscal year ended September 30, 1994).


10(jj) - Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(mm), Form 10-K for the fiscal year ended September 30, 1994).

10(kk) - Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(nn), Form 10-K for the fiscal year ended September 30, 1994).

10(ll) - Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Form 10-K for the fiscal year ended September 30, 1994).


10(mm) - Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Form 10-K for the fiscal year ended September 30, 1994).

Exhibit
Number                                 Description

10(nn) - Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Form 10-K for the fiscal year ended September 30, 1994).


10(oo) - Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(a), Form 10-Q for the quarter ended March 31, 1995).

10(pp) - Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(b), Form 10-Q for the quarter ended March 31, 1995).

10(qq) - Firm Transportation Agreement, dated March 1, 1995, between the Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Form 10-Q for the quarter ended March 31, 1995).

10(rr) - Firm Transportation Agreement, dated March 1, 1995, between the Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Form 10-Q for the quarter ended March 31, 1995).


10(ss) - Firm Transportation Agreement, dated March 1, 1995, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1995).


10(tt) - Firm Transportation Agreement, dated June 1, 1995, between the Company and Southern Natural Gas Company amending Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994.

10(uu) - Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994.

Exhibit
Number                                 Description

10(vv) - Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994.

10(ww) - Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994.

10(xx) - Firm Transportation Agreement, dated September 26, 1994, between the Company and South Georgia Natural Gas Company amending Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1994.

10(yy) - Firm Storage Agreement, effective July 1, 1995, between the Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1994.

10(zz) - Firm Storage Agreement, effective July 1, 1995, between the Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994.

13 - Portions of the 1995 Annual Report to Shareholders incorporated herein by reference.

21 - Subsidiaries of the Registrant.

23 - Independent Auditors' Consent.

24 - Powers of Attorney.

27 - Financial Data Schedule.