Form 10-Q
period 1995-12-31
ATLANTA GAS LIGHT CO
filed 1996-02-14
CIK 8154

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 31, 1995


                       Commission file number 1-9905

                         ATLANTA GAS LIGHT COMPANY
           (Exact name of registrant as specified in its charter)


           GEORGIA                                    58-0145925
(State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification No.)


        303 PEACHTREE STREET, NE                        30308
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 1995. . . . . . . . . . . . . .55,167,451

                       ATLANTA GAS LIGHT COMPANY

                     Quarterly Report on Form 10-Q
                For the Quarter Ended December 31, 1995



                           Table of Contents


  Item                                                                 Page
Number                   PART I   FINANCIAL INFORMATION               Number

     1      Financial Statements

            Condensed Consolidated Income Statements (Unaudited) for
              the Three Months and Twelve Months Ended
              December 31, 1995 and 1994                                   3

            Condensed Consolidated Balance Sheets (Unaudited) at
              December 31, 1995, December 31, 1994 and September 30, 1995  4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the Three Months and Twelve Months Ended
              December 31, 1995 and 1994                                   6

            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                  7

     2      Management's Discussion and Analysis of Results of
              Operations and Financial Condition                           9


                       PART II   OTHER INFORMATION

     1      Legal Proceedings                                             13

     5      Other Information                                             13

     6      Exhibits and Reports on Form 8-K                              16

                       SIGNATURES                                         17

                       PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                FOR THE THREE MONTHS AND TWELVE  MONTHS ENDED
                         DECEMBER 31, 1995 AND 1994
                      (MILLIONS, EXCEPT PER SHARE DATA)


                                       Three Months           Twelve Months
                                     1995       1994        1995        1994


Operating Revenue. . . . . . . . $  328.8   $  328.8   $ 1,063.0   $ 1,166.8
Cost of Gas. . . . . . . . . . .    188.8      188.1       572.5       695.2
                                 --------   --------   ---------   ---------
   Operating Margin. . . . . . .    140.0      140.7       490.5       471.6
                                 --------   --------   ---------   ---------
Other Operating Expenses:
   Operating Expenses. . . . . .     80.8       81.5       327.3       322.2
   Restructuring Costs . . . . .                44.5        25.8        44.5
                                 --------   --------   ---------   ---------
   Total Other Operating
   Expenses. . . . . . . . . . .     80.8      126.0       353.1       366.7
Income Taxes . . . . . . . . . .     17.2        0.6        32.6        21.1
                                 --------   --------   ---------   ---------
   Operating Income. . . . . . .     42.0       14.1       104.8        83.8
                                 --------   --------   ---------   ---------
Other Income:
   Other Income and Deductions .      1.6        1.4         2.3         5.0
   Income Taxes. . . . . . . . .     (0.6)      (0.5)       (0.8)       (1.7)
                                 --------   --------   ---------   ---------
   Other Income - Net. . . . . .      1.0        0.9         1.5         3.3
                                 --------   --------   ---------   ---------
Income Before Interest Charges .     43.0       15.0       106.3        87.1
Interest Charges . . . . . . . .     12.8       13.2        47.1        48.4
                                 --------   --------   ---------   ---------
Net Income . . . . . . . . . . .     30.2        1.8        59.2        38.7
Dividends on Preferred Stock . .      1.1        1.1         4.4         4.5
                                 --------   --------   ---------   ---------
Earnings Applicable to
    Common Stock . . . . . . . . $   29.1   $    0.7   $    54.8   $    34.2
                                 ========   ========   =========   =========

Earnings Per Share of
   Common Stock. . . . . . . . . $   0.53   $   0.01   $    1.03   $    0.68

Cash Dividends Paid Per Share of
   Common Stock. . . . . . . . . $   0.265  $   0.26   $    1.045  $    1.04

Average Number of Common Shares
   Outstanding (Millions). . . .     55.1       51.0        53.5        50.6



        See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (MILLIONS)




                                               December 31,     September 30,
                                            1995         1994          1995

ASSETS
Utility Plant. . . . . . . . . . . . . . $ 1,943.1    $ 1,847.5    $ 1,919.9
Less Accumulated Depreciation. . . . . .     595.8        559.0        583.3
                                         ---------    ---------    ---------
  Utility Plant - Net. . . . . . . . . .   1,347.3      1,288.5      1,336.6
                                         ---------    ---------    ---------
Other Property and Investments (less
 accumulated depreciation) . . . . . . .      45.1         18.7         46.3
                                         ---------    ---------    ---------
Current Assets:
 Cash and Cash Equivalents . . . . . . .       5.8          4.2          3.7
 Receivables (less allowance for
   uncollectible accounts of $5.2 at
   December 31, 1995, $5.0 at December 31,
   1994 and $4.4 at September 30, 1995).     206.1        187.5         69.3
 Inventories:
    Natural Gas Stored Underground . . .      87.4        103.9        111.2
    Liquefied Natural Gas  . . . . . . .      11.6         17.5         14.3
    Materials and Supplies . . . . . . .       8.5          9.6          8.0
    Other. . . . . . . . . . . . . . . .       2.0          6.2          2.6
 Deferred Purchased Gas Adjustment . . .       7.5
 Other     . . . . . . . . . . . . . . .       9.2          8.4         10.9
                                         ---------    ---------    ---------
     Total Current Assets. . . . . . . .     338.1        337.3        220.0
                                         ---------    ---------    ---------
Deferred Debits and Other Assets:
 Unrecovered Environmental
 Response Costs  . . . . . . . . . . . .      34.7         29.4         34.9
 Unrecovered Integrated Resource Plan
 Costs . . . . . . . . . . . . . . . . .       7.5         12.8          9.9
 Other . . . . . . . . . . . . . . . . .      24.7         26.6         26.9
                                         ---------    ---------    ---------
     Total Deferred Debits and Other
     Assets. . . . . . . . . . . . . . .      66.9         68.8         71.7
                                         ---------    ---------    ---------
        Total. . . . . . . . . . . . . . $ 1,797.4    $ 1,713.3    $ 1,674.6
                                         =========    =========    =========


       See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (MILLIONS)


                                               December 31,     September 30,
                                            1995         1994          1995
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock, $5 Par Value, Shares Issued and
  Outstanding of 55.2 at December 31, 1995,
    51.2 at December 31, 1994 and 54.9 at
    September 30, 1995 . . . . . . . .   $   275.8    $   128.0    $   137.3
   Premium on Capital Stock. . . . . .       163.7        245.8        297.7
   Earnings Reinvested . . . . . . . .       136.8        137.5        122.3
                                         ---------    ---------    ---------
      Total Common Stock Equity. . . .       576.3        511.3        557.3
   Preferred Stock, Cumulative $100 Par
    or Stated Value, Shares Issued and
    Outstanding of 0.6 at December 31,
    1995, December 31, 1994 and
    September 30, 1995   . . . . . . .        58.5         58.5         58.5
   Long-Term Debt  . . . . . . . . . .       554.5        554.5        554.5
                                         ---------    ---------    ---------
      Total Capitalization . . . . . .     1,189.3      1,124.3      1,170.3
                                         ---------    ---------    ---------
Current Liabilities:
   Redemption Requirements on Preferred
   Stock   . . . . . . . . . . . . . .         0.3          0.3          0.3
   Long-Term Debt Due Within One Year.                     15.0
   Short-Term Debt . . . . . . . . . .       156.3        148.6         51.0
   Accounts Payable. . . . . . . . . .        83.1         51.7         72.3
   Deferred Purchased Gas Adjustment .                     33.3          6.3
   Customer Deposits . . . . . . . . .        29.8         29.6         29.5
   Interest. . . . . . . . . . . . . .        17.5         17.4         25.4
   Taxes . . . . . . . . . . . . . . .        10.9         14.4          3.7
   Other . . . . . . . . . . . . . . .        34.9         21.8         42.4
                                         ---------    ---------    ---------
      Total Current Liabilities. . . .       332.8        332.1        230.9
                                         ---------    ---------    ---------
Accrued Environmental Response Costs .        28.6         24.1         28.6
Accrued Pension Costs. . . . . . . . .         9.8         20.0         10.3
Accrued Postretirement Benefits Costs.        31.4         23.0         30.1
Deferred Credits . . . . . . . . . . .        64.5         68.3         65.6
Accumulated Deferred Income Taxes. . .       141.0        121.5        138.8
                                         ---------    ---------    ---------
          Total. . . . . . . . . . . .   $ 1,797.4    $ 1,713.3    $ 1,674.6
                                         =========    =========    =========




          See notes to condensed consolidated financial statements.

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   FOR THE THREE MONTHS AND TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (MILLIONS)


                                        Three Months          Twelve Months
                                       1995       1994       1995       1994
Cash Flows from Operating Activities:
 Net Income    . . . . . . . . . . .$  30.2    $   1.8    $  59.2    $  38.7
 Adjustments to Reconcile Net Income
  to Net Cash Flow from Operating
  Activities:
    Non-Cash Restructuring Costs . .              44.5        8.4       44.5
    Depreciation and Amortization. .   16.6       15.7       63.4       59.9
    Deferred Income Taxes. . . . . .    2.3      (13.1)      19.6       (2.6)
    Non-Cash Compensation Expense. .    1.8        2.4        5.6        8.5
    Other. . . . . . . . . . . . . .   (0.6)      (0.9)      (2.1)      (2.4)
Changes in Certain Assets and
 Liabilities . . . . . . . . . . . . (114.8)     (65.9)       6.9       37.0
                                    -------    -------    -------    -------
  Net Cash Flow from Operating
     Activities. . . . . . . . . . .  (64.5)     (15.5)     161.0      183.6
                                    -------    -------    -------    -------
Cash Flows from Financing Activities:
  Short-Term Borrowings, Net . . . .  105.3       53.2        7.7      (80.9)
  Redemptions of Long-Term Debt. . .                        (15.0)
  Sale of Common Stock, Net of
  Expenses   . . . . . . . . . . . .    0.3        0.5       50.2        2.2
  Sale of Long-Term Debt . . . . . .                                    59.7
  Dividends  . . . . . . . . . . . .  (13.3)     (11.9)     (50.1)     (47.5)
                                    -------    -------    -------    -------
     Net Cash Flow  from Financing
        Activities . . . . . . . . .   92.3       41.8       (7.2)     (66.5)
                                    -------    -------    -------    -------
Cash Flows from Investing Activities:
 Utility Plant Expenditures. . . . .  (27.1)     (25.7)    (122.2)    (119.3)
 Non-Utility Capital Expenditures. .    1.2       (0.9)       1.7       (1.0)
 Investment in Joint Venture . . . .                        (32.6)
 Cost of Property Removal,
 Net of Salvage  . . . . . . . . . .    0.2        1.2        0.9        3.1
                                    -------    -------    -------    -------
     Net Cash Flow from Investing
        Activities . . . . . . . . .  (25.7)     (25.4)    (152.2)    (117.2)
                                    -------    -------    -------    -------
     Net Increase (Decrease) in Cash
        and Cash Equivalents . . . .    2.1        0.9        1.6       (0.1)
      Cash and Cash Equivalents at
       Beginning of Period . . . . .    3.7        3.3        4.2        4.3
                                    -------    -------    -------    -------
      Cash and Cash Equivalents at
       End of Period . . . . . . . .$   5.8    $   4.2    $   5.8    $   4.2
                                    =======    =======    =======    =======
Cash Paid During the Period for:
 Interest. . . . . . . . . . . . . .$  20.8    $  20.8    $  48.4    $  53.4
 Income Taxes. . . . . . . . . . . .$          $   8.3    $  20.3    $  26.3


          See notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Unless noted specifically or otherwise required by the context, reference to the "Company" includes Atlanta Gas Light Company (AGL) and its wholly owned subsidiaries AGL Energy Services, Inc., AGL Investments, Inc., Chattanooga Gas Company (Chattanooga), Georgia Gas Company, Georgia Gas Service Company, Georgia Energy Company and Trustees Investments, Inc. The information contained in these condensed consolidated financial statements and notes is unaudited, but reflects all normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of the Company for the fiscal years ended September 30, 1995 and 1994. Certain 1994 amounts have been restated or reclassified for comparability with 1995 amounts.

    In addition, on November 3, 1995, the Company's Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and paid on December 1, 1995. The Company recorded a debit to premium on capital stock and a credit to common stock of $137.5 million to transfer the amount of the par value of the stock dividend to common stock. All references to number of shares and to per share amounts in the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition have been retroactively adjusted to reflect the stock dividend.

2. Since sales of natural gas are dependent to a large extent on weather, the majority of the Company's income is realized during the winter months. Earnings for a three-month period are not indicative of the earnings for a twelve-month period.

    On October 3, 1995, AGL implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of the Company's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although revenue neutral with respect to total annual revenues, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons between interim earnings for fiscal 1996 and 1995. Annual operating margins for fiscal 1996 will not be affected by the new rates.

3. AGL has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGL has identified three other sites in Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. There are three sites in Florida which have been investigated by environmental authorities in connection with which the Company may be contacted as a potentially responsible party.

    Under a thorough analysis of potentially applicable requirements, the Company has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating its former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating its former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability for the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

    The Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined below, pursuant to AGL's Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR,

    Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

    In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on the Company's consolidated financial statements.

    With regard to legal proceedings related to the former MGP sites, the Company is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, the Company intends to continue to pursue insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP-related litigation in which the Company is involved will not have a material adverse effect on the financial condition and results of operations of the Company.

    See Part I, Item 2 and Part II, Item 5, "Other Information,"
    "Environmental Matters," of this Form 10-Q for additional information regarding environmental response activities associated with MGP sites.

4. The Company competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including fuel oil, coal, propane, electricity and, in some cases, combustible wood by-products. The Company also competes to supply gas to interruptible customers who might otherwise seek to bypass the Company's distribution system.

    On February 17, 1995, the Georgia Commission approved a settlement that permits the Company to negotiate contracts with customers who have the option to bypass the Company's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 41 Negotiated Contracts filed with the Georgia Commission have been rejected. The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGL resulting from a general rate case.

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

    The settlement approved by the Georgia Commission also provides that AGL may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass was not the relevant competition. Currently, AGL has filed, and the Georgia Commission has approved, Special Contracts with five industrial customers.

5. In November 1994, the Company announced a corporate restructuring plan in response to increased competition and the changes in the federal and state regulatory environments in which the Company operates. The restructuring plan provided for reengineering the Company's business processes and streamlining the Company's statewide field organizations. As a result of restructuring, the Company has combined offices and established centralized customer service centers. During the twelve months ended December 31, 1995, the Company reduced the number of employees by approximately 660 through voluntary retirement and severance programs and attrition. Also during this period, the Company recorded restructuring costs of $9.2 million (after income taxes) related to the early retirement and severance programs, and $5.5 million (after income taxes) related to office closings and costs to exit the Company's appliance merchandising and real estate investment operations. The Company has recorded total restructuring costs of $43.1 million (after income taxes). As a result of the restructuring, the Company has experienced considerable reductions in annual operating expenses from the levels incurred in fiscal 1994.


6. On November 27, 1995, the Company filed a registration statement with the Securities and Exchange Commission (SEC) and an application with the Georgia Commission to form a holding company, AGL Resources, Inc. (AGL Resources). AGL Resources would become the parent corporation of Atlanta Gas Light Company and its subsidiaries. The Georgia Commission voted to approve the holding company structure on February 6, 1996. In addition to the SEC approval still required, the Company is seeking shareholder approval of the reorganization at the 1996 annual shareholders meeting on March 6, 1996.

    If approved, holders of Atlanta Gas Light Company common stock will become holders of AGL Resources common stock, and the present stock certificates representing Atlanta Gas Light Company common stock will represent AGL Resources common stock on a share-for-share basis. AGL Resources common stock is expected to be approved for listing on the New York Stock Exchange. If the remaining requisite approvals are obtained, it is anticipated that the reorganization into holding company structure will be completed during the second fiscal quarter of 1996.


Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          Results of Operations

Three-Month Periods Ended December 31, 1995 and 1994

Explained below are the major factors that had a significant effect on results of operations for the three-month period ended December 31, 1995, compared with the same period in 1994.

Operating revenues were $328.8 million for the three-month periods ended December 31, 1995 and 1994. Although volumes of gas sold increased 29% as a result of weather that was 82% colder during the three months ended December 31, 1995, compared with the same period in 1994, operating revenues were unchanged primarily due to a decrease in the cost of the Company's gas supply recovered from customers under the purchased gas provisions of the Company's rate schedules, as explained in the following paragraph.

Cost of gas increased 0.4% for the three-month period ended December 31, 1995, compared with the same period in 1994 primarily due to increased volumes of gas sold as a result of weather that was 82% colder than the same period in 1994. The increase in cost of gas was offset substantially by a decrease in the cost of the Company's gas supply recovered from customers under the purchased gas provisions of the Company's rate schedules. The decrease in the cost of the Company's gas supply was primarily due to a decrease in the cost of gas withdrawn from underground storage. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin decreased 0.5% for the three-month period ended December 31, 1995, compared with the same period in 1994 primarily due to revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 2 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in operating margin was offset partly by an increase of approximately 38,000 in the number of customers served. The Company's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the three-month periods ended December 31, 1995 and 1994. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses decreased 0.9% for the three-month period ended December 31, 1995, compared with the same period in 1994. Operating expenses for the three-month period ended December 31, 1995, included an increase of $3.1 million in expenses related to the Company's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 4.8% primarily due to decreased labor costs as a result of the Company's recent restructuring. Total other operating expenses decreased primarily due to restructuring costs of $44.5 million recorded in the three-month period ended December 31, 1994. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income taxes increased $16.7 million for the three-month period ended December 31, 1995, compared with the same period in 1994 primarily due to increased taxable income.

Interest charges decreased 3% for the three-month period ended December 31, 1995, compared with the same period in 1994 primarily due to decreased amounts of long-term debt outstanding.

Net income for the three-month period ended December 31, 1995, was $30.2 million, compared with net income of $1.8 million in 1994. Earnings per share of common stock were $.53 for the three-month period ended December 31, 1995, compared with earnings per share of $.01 in 1994. The increases in net income and earnings per share were primarily due to (1) restructuring costs of $28.4 million (after income taxes) included in the three-month period ended December 31, 1994, (2) a decrease of $2.9 million in operating expenses not recovered through rate riders as a result of the Company's recent restructuring and (3) an increase of approximately 38,000 in the number of customers served. The increase in earnings per share was partly offset by
(1) an increase in the number of common shares outstanding and (2) revised firm service rates approved by the Georgia Commission which shift margins from heating months (November - March) into non-heating months. See Note 2 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.


Twelve-Month Periods Ended December 31, 1995 and 1994

Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended December 31, 1995, compared with the same period in 1994.

Operating revenues decreased 8.9% for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to a decrease in the cost of the Company's gas supply recovered from customers under the purchased gas provisions of the Company's rate schedules, as explained in the following paragraph. The decrease in operating revenues was offset partly by
(1) increased volumes of gas sold and transported as a result of weather that was 23% colder than the same period in 1994 and (2) an increase of approximately 37,000 in the number of customers served.

Cost of gas decreased 17.7% for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to a decrease in the cost of the Company's gas supply recovered from customers under the purchased gas provisions of the Company's rate schedules. The decrease in the cost of the Company's gas supply was primarily due to decreases in (1) the cost of gas purchased for system supply and (2) the cost of gas withdrawn from underground storage. The decrease in cost of gas was offset partly by increased volumes of gas sold and transported as a result of weather that was 23% colder than the same period in 1994. The Company balances the cost of gas with revenues collected under the purchased gas provisions of the Company's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin increased 4.0% for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to recovery of increased expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The Company balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating margin was also positively affected by an increase of approximately 37,000 in the number of customers served. The Company's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended December 31, 1995 and 1994. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 1.6% for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to an increase of $17.2 million in expenses related to the Company's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. Operating expenses excluding IRP expenses decreased 3.8% primarily due to decreased labor costs as a result of the Company's recent restructuring. Total other operating expenses decreased primarily due to a decrease in restructuring costs of $18.7 million. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income decreased $1.8 million for the twelve-month period ended December 31, 1995, compared with the same period in 1994 due primarily to (1) the recovery in 1994 of carrying costs not included in base rates related to storage gas inventories, (2) decreased income from merchandise operations as a result of the decision to exit the Company's appliance merchandising operations in fiscal 1995 and (3) decreased income from propane operations.

Income taxes increased $10.6 million for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to increased taxable income.

Interest charges decreased 2.7% for the twelve-month period ended December 31, 1995, compared with the same period in 1994 primarily due to decreased amounts of long-term and short-term debt outstanding.

Net income for the twelve-month period ended December 31, 1995, was $59.2 million, compared with net income of $38.7 million in 1994. Earnings per share of common stock were $1.03 for the twelve-month period ended December 31, 1995, compared with earnings per share of $.68 in 1994. The increases in net income and earnings per share were primarily due to (1) a decrease in restructuring costs of $12.5 million (after income taxes), (2) a decrease of $9.7 million in operating expenses not recovered through rate riders as a result of the Company's recent restructuring and (3) an increase of approximately 37,000 in the number of customers served.


                           Financial Condition

The Company's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from September 30 to December 31 as a result of colder weather. The Company also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $136.8 million and inventory of gas stored underground and liquefied natural gas decreased $26.5 million during the three months ended December 31, 1995. Accounts receivable increased $18.6 million from December 31, 1994 to December 31, 1995, primarily due to increased loans to customers resulting from financing programs associated with the Company's IRP. Accounts payable increased $31.4 million from December 31, 1994, to December 31, 1995, primarily due to a $23.9 million increase in accounts payable to gas suppliers.

The Company currently estimates that its portion of transition costs resulting from Federal Energy Regulatory Commission (FERC) Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date could be as high as approximately $100.6 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $75 million of such costs have been incurred by the Company as of December 31, 1995, and are being recovered from its customers under the purchased gas provisions of the Company's rate schedules.

Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by FERC. Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as the Company may face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services.
The purchasing practices of AGL are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly. The legislation establishes procedures for review and approval of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGL's approved gas supply plan for fiscal year 1996, gas supply purchases are being recovered under the purchased gas provisions of AGL's rate schedules. The plan also allows recovery from the customers of AGL of Order 636 transition costs that are currently being charged by the Company's pipeline suppliers. For further discussion of the effects of FERC Order 636 on the Company, see Part II, Item 5, "Other Information," "Federal Regulatory Matters" of this Form 10-Q.

As noted above, the Company recovers the cost of gas under the purchased gas provisions of the Company's rate schedules. The Company was in an underrecovery position of $7.5 million as of December 31, 1995, and an overrecovery position of $6.3 million as of September 30, 1995, and $33.3 million as of December 31, 1994. Under the provisions of the Company's rate schedules, any underrecoveries or overrecoveries of gas costs are included in current assets or liabilities and have no effect on net income.

The expenditures for plant and other property totaled $25.9 million and $120.5 million for the three-month and twelve-month periods ended December 31, 1995, respectively. On August 31, 1995, the Company signed an agreement with Sonat Inc. (Sonat) to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat. The Company invested $32.6 million in Sonat Marketing Company, L.P., for a 35% ownership interest.

The Company has accrued liabilities of $28.6 million as of December 31, 1995, compared with $24.1 million as of December 31, 1994, for future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by the Company of Environmental Response Costs, as defined in Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, commencing October 1, 1992, pursuant to the ERCRR. The staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on the Company's consolidated financial statements. See Part II, Item 5 - "Other Information," "Environmental Matters" in this Form 10-Q.

On November 3, 1995, the Company's Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and paid on December 1, 1995. All references to number of shares and to per share amounts in the condensed consolidated financial statements and related notes have been restated retroactively to reflect the stock split.

On June 16, 1995, the Company issued and sold approximately 3.0 million shares of its common stock, par value $5.00 per share, at a price of $16.81 per share, in an underwritten public offering. Net proceeds of $48.6 million from that sale of common stock were used to finance the Company's capital expenditure program and for other corporate purposes.

Long-term debt due within one year decreased $15 million for the twelve-month period ended December 31, 1995, due to the maturity of $15 million of Medium-Term Notes in January, 1995.

Short-term debt increased $105.3 million and $7.7 million for the three-month and twelve-month periods ended December 31, 1995, respectively, to meet increased working capital requirements.

On February 17, 1995, the Georgia Commission approved a settlement that permits the Company to negotiate contracts with customers who have the option to bypass the Company's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 41 Negotiated Contracts filed with the Georgia Commission have been rejected.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.


                       PART II   OTHER INFORMATION


Part II -- Other Information is intended to supplement information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and should be read in conjunction therewith.

Item 1.  Legal Proceedings
             See Item 5.

Item 5.  Other Information

                       Federal Regulatory Matters

Order No. 636

The Company currently estimates that its portion of transition costs (which include unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $100.6 million. The Company's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC and assumes Southern Natural Gas Company's (Southern) restructuring settlement agreement is approved. Such filings by the Company's pipeline suppliers are pending final FERC approval. Approximately $74.7 million of transition costs have been incurred by the Company as of December 31, 1995, and are being recovered from customers under the purchased gas provisions of the Company's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve the Company directly are set forth below.

SOUTHERN   GSR Cost Recovery Proceeding.        The Company has entered into
a settlement agreement with Southern and other customers to resolve virtually all pending Southern proceedings before the FERC and the courts. The FERC approved the settlement on September 29, 1995, but the order approving the settlement is subject to rehearing before the agency. The settlement would, if approved by the FERC, resolve Southern's pending general rate proceedings, which relate to Southern's rates charged from January 1, 1991, through the present. The settlement provides for rate reductions and refund offsets against GSR costs. It would also resolve Southern's Order No. 636 transition cost proceedings and provide for revisions to Southern's tariff.

Southern filed on December 1, 1995 to recover an additional $39 million in GSR costs from consenting parties to its March 15, 1995, restructuring settlement, which has not yet received final approval by the FERC. These costs include costs that Southern has incurred, or expects to incur by December 31, 1996. On December 28, 1995, the FERC accepted Southern's filings, subject to the outcome of Southern's restructuring settlement. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. Pending approval of the restructuring settlement, however, GSR and other transition cost charges to the Company are in accordance with the settlement. Assuming the settlement is approved, the Company's share of Southern's transition costs is estimated to be $84.5 million. As of December 31, 1995, $66.4 million of such costs have already been incurred by the Company.

TENNESSEE  GSR Cost Recovery Proceeding.        Tennessee Gas Pipeline
Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On December 15, 1995, Tennessee filed with the FERC to recover an additional $16.1 million in GSR costs. The Company protested this filing, but the FERC has not yet acted upon Tennessee's filing. The Company's estimated liability for GSR costs as a result of Tennessee's filings is approximately $8.7 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. The Company is actively participating in Tennessee's GSR cost recovery proceeding. As of December 31, 1995, $4.7 million of such costs have already been incurred by the Company.

FERC Rate Proceedings

SOUTH GEORGIA On December 20, 1995, the FERC issued an order affirming the initial decision in South Georgia Natural Gas Company's (South Georgia) rate case, holding that South Georgia's interruptible transportation (IT) rate should be designed based on a 100% load factor on a prospective basis. AGL supported the 100% load factor IT rate at the hearing in this proceeding. The FERC's order is subject to possible rehearing requests by South Georgia and the Georgia Industrial Group, which supported a 125% load factor IT rate design.

The Company cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on the Company.

                        State Regulatory Matters

Bypass and Other Competitive Issues

On February 17, 1995, the Georgia Commission approved a settlement that permits the Company to negotiate contracts with customers who have the option to bypass the Company's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 41 Negotiated Contracts filed to date with the Georgia Commission have been rejected.

On January 8, 1996, proposed legislation was introduced in the Georgia General Assembly which would allow local gas companies to negotiate contract prices and terms for gas services to large commercial and industrial customers without Georgia Commission mandated rates. The bill has been approved by the House Public Services & Utilities Subcommittee and the House Industry Committee.

                          Environmental Matters

AGL has identified nine sites in Georgia where it currently owns all or part
of an MGP site.   In addition, AGL has identified three other sites in
Georgia which AGL does not now own, but which may have been associated with the operation of MGPs by AGL or its predecessors. There are three sites in Florida which have been investigated by environmental authorities in connection with which the Company may be contacted as a potentially responsible party.

Under a thorough analysis of potentially applicable requirements, the Company has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating its former MGP sites could be as low as $28.6 million. Alternatively, the Company has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating its former MGP sites could be as high as $109 million. The Company cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability for the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

The Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined below, effective October 1, 1992, pursuant to AGL's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on the Company's consolidated financial statements.

With regard to legal proceedings related to the former MGP sites, the Company is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, the Company intends to continue to pursue insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP-related litigation in which the Company is involved will not have a material adverse effect on the financial condition and results of operations of the Company.

As a result of the ERCRR, the Company expects that it will be able to recover all of its Environmental Response Costs. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

                           Recent Developments

Formation of Holding Company

On November 27, 1995, the Company filed a registration statement with the Securities and Exchange Commission (SEC) and an application with the Georgia Commission to form a holding company, AGL Resources Inc. (AGL Resources). AGL Resources would become the parent corporation of Atlanta Gas Light Company and its subsidiaries. The Georgia Commission voted to approve the holding company structure on February 6, 1996. In addition to the SEC approval still required, the Company is seeking shareholder approval of the reorganization at the 1996 annual shareholders meeting on March 6, 1996.

If approved, holders of Atlanta Gas Light Company common stock will become holders of AGL Resources common stock, and the present stock certificates representing Atlanta Gas Light Company common stock will represent AGL Resources common stock on a share-for-share basis. AGL Resources common stock is expected to be approved for listing on the New York Stock Exchange. If the remaining requisite approvals are obtained, it is anticipated that the reorganization into holding company structure will be completed during the second fiscal quarter of 1996.

The purpose of the formation of the holding company is to establish a more efficient corporate structure for operating in the evolving energy marketplace and separate the Company's regulated business from its unregulated business. The proposed restructuring should result in greater financial, managerial and organizational flexibility which will allow the Company to adapt to the increasingly deregulated energy marketplace and to take advantage of potential business opportunities.


Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits

        10(a) - Firm Storage Agreement, effective January 1, 1996, between the Company and Tennessee Gas Pipeline Company amending
                Exhibit 10(z) and replacing Exhibit 10(u), Form 10-K for the fiscal year ended September 30, 1995.

        10(b) - Firm Storage Agreement, effective January 1, 1996, between
                Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1995.

        27    - Financial Data Schedule

        (b)     Reports on Form 8-K.
                None.

                               SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Atlanta Gas Light Company
                                                      (Registrant)





Date   February 14, 1996                        /s/ Robert L. Goocher
                                                    Robert L. Goocher
                                                Executive Vice President
                                                    Business Support
                                              (Principal Financial Officer)






Date   February 14, 1996                        /s/ J. Michael Riley
                                                    J. Michael Riley
                                      Vice President - Finance and Accounting
                                           (Principal Accounting Officer)