Form 10-Q
period 1996-03-31
ATLANTA GAS LIGHT CO; AGL RESOURCES INC
filed 1996-05-15
CIK 8154, 1004155

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1996



Commission      Registrant; State of Incorporation;     I.R.S. Employer
File Number     Address; and Telephone Number         Identification  Number

  1-14174        AGL RESOURCES INC.                  58-2210952
                 (A Georgia Corporation)
                 303 PEACHTREE STREET, NE
                 ATLANTA, GEORGIA  30308
                 404-584-4000

  1-9905         ATLANTA GAS LIGHT COMPANY           58-014925
                 (A Georgia Corporation)
                 303 PEACHTREE STREET, NE
                 ATLANTA, GEORGIA  30308
                 404-584-4000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   AGL RESOURCES INC.    Yes              No
      (This quarterly report on Form 10-Q is the first report required to be filed by AGL Resources Inc. since it became subject to the filing requirements of the Securities Exchange Act of 1934.)

   ATLANTA GAS LIGHT COMPANY   Yes    X    No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

   AGL RESOURCES INC.
   Common Stock, $5.00 Par Value
   Shares Outstanding at March 31, 1996 . . . . . . . . . . 55,362,112

   ATLANTA GAS LIGHT COMPANY
   Common Stock, $5.00 Par Value
   Shares Outstanding and Held by AGL Resources Inc.
   at March 31, 1996  . . . . . . . . . . . . . . . . . . . 55,352,415

                        AGL RESOURCES INC. and
                       ATLANTA GAS LIGHT COMPANY

                     Quarterly Report on Form 10-Q
                 For the Quarter Ended March 31, 1996


                           Table of Contents



   Item                                                           Page
 Number           PART I - FINANCIAL INFORMATION                 Number

   1     Financial Statements (Unaudited)

          AGL Resources Inc.
             Condensed Consolidated Income Statements                      3
             Condensed Consolidated Balance Sheets                         4
             Condensed Consolidated Statements of Cash Flows               6

          Atlanta Gas Light Company
             Condensed Consolidated Income Statements                      7
             Condensed Consolidated Balance Sheets                         8
             Condensed Consolidated Statements of Cash Flows              10

          Notes to Condensed Consolidated Financial Statements            11

   2     Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               14
            AGL Resources Inc.
            Atlanta Gas Light Company

                      PART II - OTHER INFORMATION

   1     Legal Proceedings                                                19

   2     Changes in Securities                                            19

   4     Submission of Matters to a Vote of Security Holders              20

   5     Other Information                                                21

   6     Exhibits and Reports on Form 8-K                                 24

                     SIGNATURES                                           25

                    PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of AGL Resources Inc. (Resources), the unaudited condensed consolidated financial statements, included herein, reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Resources is the parent holding company of Atlanta Gas Light Company (AGLC), AGL Energy Services, Inc. and AGL Investments, Inc. AGLC comprises substantially all of Resources' assets, revenues and earnings. All nonutility operating transactions are included in "Other Income -- Other Income and Deductions" in Resources' Consolidated Income Statements.

                  AGL RESOURCES INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS, SIX MONTHS AND TWELVE MONTHS ENDED
                        MARCH 31, 1996 AND 1995
                   (MILLIONS, EXCEPT PER SHARE DATA)

                               Three Months      Six Months       Twelve Months
                               1996    1995    1996    1995      1996      1995

Operating Revenues           $478.8  $448.2  $807.6  $777.0  $1,093.6  $1,114.8
Cost of Gas                   308.0   269.9   496.8   458.0     610.6     636.6
                             ------  ------  ------  ------  --------  --------
 Operating Margin             170.8   178.3   310.8   319.0     483.0     478.2
                             ------  ------  ------  ------  --------  --------
Other Operating Expenses:
 Operating Expenses            91.8    88.0   172.6   169.5     331.1     325.3
Restructuring Costs                    23.0            67.5       2.8      67.5
                             ------  ------  ------  ------  --------  --------
 Total Other Operating
 Expenses                      91.8   111.0   172.6   237.0     333.9     392.8

Income Taxes                   24.8    18.4    42.0    19.0      39.0      13.2
                             ------  ------  ------  ------  --------  --------
 Operating Income              54.2    48.9    96.2    63.0     110.1      72.2
                             ------  ------  ------  ------  --------  --------
Other Income:
 Other Income and Deductions    6.7     1.0     8.3     2.4       8.0       3.4
 Income Taxes                  (2.4)   (0.4)   (3.0)   (0.9)     (2.8)     (1.2)
                             ------  ------  ------  ------  --------  --------
 Other Income - Net             4.3     0.6     5.3     1.5       5.2       2.2
                             ------  ------  ------  ------  --------  --------
Income Before Income
Deductions                     58.5    49.5   101.5    64.5     115.3      74.4
Income Deductions:
 Interest Charges              12.4    12.2    25.2    25.4      47.3      48.8
 Dividends on Preferred Stock
   of Subsidiary                1.1     1.1     2.2     2.2       4.4       4.5
                             ------  ------  ------  ------  --------  --------
Net Income                    $45.0   $36.2   $74.1   $36.9     $63.6     $21.1
                             ======  ======  ======  ======  ========  ========
Earnings Per Share of
Common Stock                  $0.81   $0.71   $1.34   $0.72     $1.17     $0.42

Cash Dividends Paid Per
Share of Common Stock        $0.265   $0.26   $0.53   $0.52     $1.05     $1.04

Average Number of Common Shares
Outstanding (Millions)         55.3    51.3    55.2    51.2      54.4      50.9

       See notes to condensed consolidated financial statements.

                  AGL RESOURCES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (MILLIONS)




                                                 March 31,        September 30,
                                           1996            1995            1995

ASSETS
Utility Plant                          $1,969.3        $1,872.7        $1,919.9
Less Accumulated Depreciation             607.1           571.5           583.3
                                       --------        --------        --------
   Utility Plant - Net                  1,362.2         1,301.2         1,336.6
                                       --------        --------        --------
Other Property and Investments (less
 accumulated depreciation)                 51.5            18.6            46.3
                                       --------        --------        --------
Current Assets:
 Cash and Cash Equivalents                  4.5            36.2             3.7
 Receivables (less allowance for
   uncollectible accounts of $6.4 at
   March 31, 1996, $7.2 at March 31, 1995
   and $4.4 at September 30, 1995)        225.7           178.9            69.3
 Inventories:
    Natural Gas Stored Underground         14.5            22.5           111.2
    Liquefied Natural Gas                   4.0            11.5            14.3
    Materials and Supplies                  8.0             9.0             8.0
    Other                                   0.4             3.7             2.6
 Deferred Purchased Gas Adjustment         19.3
 Other                                      8.4             7.8            10.9
                                       --------        --------        --------
    Total Current Assets                  284.8           269.6           220.0
                                       --------        --------        --------
Deferred Debits and Other Assets:
 Unrecovered Environmental Response
 Costs                                     34.7            34.2            34.9
 Unrecovered Integrated Resource
 Plan Costs                                 8.0            12.5             9.9
 Other                                     24.2            27.1            26.9
                                       --------        --------        --------
    Total Deferred Debits and Other
    Assets                                 66.9            73.8            71.7
                                       --------        --------        --------
        Total                          $1,765.4        $1,663.2        $1,674.6
                                       ========        ========        ========



       See notes to condensed consolidated financial statements.

                  AGL RESOURCES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (MILLIONS)


                                                 March 31,        September 30,
                                           1996            1995            1995

CAPITALIZATION AND LIABILITIES
Capitalization:
 Common Stock, $5 Par Value, Shares Issued and
  Outstanding of 55.4 at March 31, 1996,
     51.4 at March 31, 1995 and 54.9 at
     September 30, 1995                  $276.8          $128.7          $137.3
  Premium on Capital Stock                166.3           249.9           297.7
  Earnings Reinvested                     167.2           160.4           122.3
                                       --------        --------        --------
     Total Common Stock Equity            610.3           539.0           557.3
 Preferred Stock of Subsidiary,
  Cumulative $100 Par or Stated Value,
     Shares Issued and Outstanding of 0.6
     at March 31, 1996, March 31, 1995
     and September 30, 1995                58.5            58.5            58.5
      Long-Term Debt                      554.5           554.5           554.5
                                       --------        --------        --------
     Total Capitalization               1,223.3         1,152.0         1,170.3
                                       --------        --------        --------
Current Liabilities:
 Redemption Requirements on Preferred
 Stock                                      0.3             0.3             0.3
 Short-Term Debt                           66.5                            51.0
 Accounts Payable                          81.5            50.8            72.3
 Deferred Purchased Gas Adjustment                         67.6             6.3
 Customer Deposits                         29.1            30.1            29.5
 Interest                                  25.3            25.0            25.4
 Taxes                                     27.8            22.6             3.7
 Other                                     43.5            41.0            42.4
                                       --------        --------        --------
   Total Current Liabilities              274.0           237.4           230.9
                                       --------        --------        --------
Accrued Environmental Response Costs       28.6            28.6            28.6
Accrued Pension Costs                       1.5            25.0            10.3
Accrued Postretirement Benefits Costs      33.6            30.8            30.1
Deferred Credits                           63.2            65.8            65.6
Accumulated Deferred Income Taxes         141.2           123.6           138.8
                                       --------        --------        --------
   Total                               $1,765.4        $1,663.2        $1,674.6
                                       ========        ========        ========







       See notes to condensed consolidated financial statements.

                 AGL RESOURCES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (MILLIONS)

                                            Six Months          Twelve Months
                                         1996       1995       1996       1995

Cash Flows from Operating Activities:
Net Income                              $74.1      $36.9      $63.6      $21.1
Adjustments to Reconcile Net Income to Net
 Cash Flow from Operating Activities:
     Non-Cash Restructuring Costs                   66.6        2.8       66.6
     Depreciation and Amortization       33.4       31.5       64.4       60.8
     Deferred Income Taxes                2.4      (11.0)      17.6       (2.8)
     Non-Cash Compensation Expense        2.3        4.2        4.3        8.3
     Other                               (1.2)      (1.3)      (2.3)      (2.3)
Changes in Certain Assets and
   Liabilities                          (45.3)      90.7      (96.7)      44.8
                                       -------    -------    -------    -------
     Net Cash Flow from Operating
     Activities                          65.7      217.6       53.7      196.5
                                       -------    -------    -------    -------
Cash Flows from Financing Activities:
 Short-Term Borrowings, Net              15.5      (95.4)      66.5
 Redemption of Long-Term Debt                      (15.0)                (15.0)
 Sale of Common Stock, Net of Expenses    1.0        1.0       50.4        2.1
 Dividends on Common Stock              (24.4)     (21.6)     (47.1)     (43.1)
                                       -------    -------    -------    -------
     Net Cash Flow  from Financing
     Activities                          (7.9)    (131.0)      69.8      (56.0)
                                       -------    -------    -------    -------
Cash Flows from Investing Activities:
 Utility Plant Expenditures             (57.9)     (53.5)    (125.2)    (111.7)
 Non-Utility Capital Expenditures         1.1       (0.9)       1.6       (0.9)
 Investment in Joint Venture                                  (32.6)
 Cost of Removal, Net of Salvage         (0.2)       0.7        1.0        0.3
                                       -------    -------    -------    -------
     Net Cash Flow from Investing
     Activities                         (57.0)     (53.7)    (155.2)    (112.3)
                                       -------    -------    -------    -------
     Net Increase  (Decrease) in Cash
      and Cash Equivalents                0.8       32.9      (31.7)      28.2
     Cash and Cash Equivalents at
      Beginning of Period                 3.7        3.3       36.2        8.0
                                       -------    -------    -------    -------
     Cash and Cash Equivalents at
      End of Period                      $4.5      $36.2       $4.5      $36.2
                                       =======    =======   ========    =======
Cash Paid During the Period for:
 Interest                               $25.5      $25.5      $48.4      $47.3
 Income Taxes                           $12.7      $20.7      $20.6      $26.3


       See notes to condensed consolidated financial statements.

In the opinion of Atlanta Gas Light Company (AGLC), the unaudited condensed consolidated financial statements, included herein, reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. All nonutility operating transactions are included in "Other Income -- Other Income and Deductions" in AGLC's Consolidated Income Statements.


               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS, SIX MONTHS AND TWELVE MONTHS ENDED
                         MARCH 31, 1996 AND 1995
                               (MILLIONS)



                               Three Months      Six Months       Twelve Months
                               1996    1995    1996    1995      1996      1995

Operating Revenues           $478.8  $448.2  $807.6  $777.0  $1,093.6  $1,114.8
Cost of Gas                   308.0   269.9   496.8   458.0     610.6     636.6
                             ------  ------  ------  ------  --------  --------
  Operating Margin            170.8   178.3   310.8   319.0     483.0     478.2
                             ------  ------  ------  ------  --------  --------
Other Operating Expenses:
  Operating Expenses           91.2    88.0   172.0   169.5     330.5     325.3
  Restructuring Costs                  23.0            67.5       2.8      67.5
                             ------  ------  ------  ------  --------  --------
  Total Other Operating
  Expenses                     91.2   111.0   172.0   237.0     333.3     392.8
Income Taxes                   25.1    18.4    42.3    19.0      39.3      13.2
                             ------  ------  ------  ------  --------  --------
  Operating Income             54.5    48.9    96.5    63.0     110.4      72.2
                             ------  ------  ------  ------  --------  --------
Other Income:
  Other Income and Deductions   6.7     1.0     8.3     2.4       8.0       3.4
  Income Taxes                 (2.4)   (0.4)   (3.0)   (0.9)     (2.8)     (1.2)
                             ------  ------  ------  ------  --------  --------
  Other Income - Net            4.3     0.6     5.3     1.5       5.2       2.2
                             ------  ------  ------  ------  --------  --------
Income Before Interest
Charges                        58.8    49.5   101.8    64.5     115.6      74.4
Interest Charges               12.4    12.2    25.2    25.4      47.3      48.8
                             ------  ------  ------  ------  --------  --------
Net Income                     46.4    37.3    76.6    39.1      68.3      25.6

Dividends on Preferred Stock    1.1     1.1     2.2     2.2       4.4       4.5
                             ------  ------  ------  ------  --------  --------
Earnings Available for Common
Stock                         $45.3   $36.2   $74.4   $36.9     $63.9     $21.1
                             ======  ======  ======  ======  ========  ========




        See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (MILLIONS)



                                                 March 31,        September 30,
                                           1996            1995            1995

ASSETS
Utility Plant                          $1,969.3        $1,872.7        $1,919.9
Less Accumulated Depreciation             607.1           571.5           583.3
                                       --------        --------        --------
   Utility Plant - Net                  1,362.2         1,301.2         1,336.6
                                       --------        --------        --------
Other Property and Investments (less
 accumulated depreciation)                 51.5            18.6            46.3
                                       --------        --------        --------
Current Assets:
 Cash and Cash Equivalents                  4.5            36.2             3.7
 Receivables (less allowance for
   uncollectible accounts of $6.4 at
   March 31, 1996, $7.2 at March 31, 1995
   and $4.4 at September 30, 1995)        225.7           178.9            69.3
 Inventories:
    Natural Gas Stored Underground         14.5            22.5           111.2
    Liquefied Natural Gas                   4.0            11.5            14.3
    Materials and Supplies                  8.0             9.0             8.0
    Other                                   0.4             3.7             2.6
 Deferred Purchased Gas Adjustment         19.3
 Other                                      9.2             7.8            10.9
                                       --------        --------        --------
     Total Current Assets                 285.6           269.6           220.0
                                       --------        --------        --------
Deferred Debits and Other Assets:
 Unrecovered Environmental Response
 Costs                                     34.7            34.2            34.9
 Unrecovered Integrated Resource
 Plan Costs                                 8.0            12.5             9.9
 Other                                     24.2            27.1            26.9
                                       --------        --------        --------
     Total Deferred Debits and
     Other Assets                          66.9            73.8            71.7
                                       --------        --------        --------
        Total                          $1,766.2        $1,663.2        $1,674.6
                                       ========        ========        ========


        See notes to condensed consolidated financial statements.

              ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (MILLIONS)


                                                 March 31,        September 30,
                                           1996            1995            1995

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock, $5 Par Value, Shares Issued and
   Outstanding of 55.4 at March 31, 1996,
     51.4 at March 31, 1995 and 54.9 at
     September 30, 1995                  $276.8          $128.7          $137.3
   Premium on Capital Stock               166.2           249.9           297.7
   Earnings Reinvested                    167.6           160.4           122.3
                                       --------        --------        --------
     Total Common Stock Equity            610.6           539.0           557.3

  Preferred Stock, Cumulative $100 Par
     or Stated Value, Shares Issued and
     Outstanding of 0.6 at March 31, 1996,
     March 31, 1995 and September 30,
     1995                                  58.5            58.5            58.5
  Long-Term Debt                          554.5           554.5           554.5
                                       --------        --------        --------
     Total Capitalization               1,223.6         1,152.0         1,170.3
                                       --------        --------        --------
Current Liabilities:
  Redemption Requirements on Preferred
  Stock                                     0.3             0.3             0.3
  Short-Term Debt                          66.5                            51.0
  Accounts Payable                         81.5            50.8            72.3
  Deferred Purchased Gas Adjustment                        67.6             6.3
  Customer Deposits                        29.1            30.1            29.5
  Interest                                 25.3            25.0            25.4
  Taxes                                    28.0            22.6             3.7
  Other                                    43.9            41.0            42.4
                                       --------        --------        --------
   Total Current Liabilities              274.6           237.4           230.9
                                       --------        --------        --------
Accrued Environmental Response Costs       28.6            28.6            28.6
Accrued Pension Costs                       1.5            25.0            10.3
Accrued Postretirement Benefits Costs      33.6            30.8            30.1
Deferred Credits                           63.2            65.8            65.6
Accumulated Deferred Income Taxes         141.1           123.6           138.8
                                       --------        --------        --------
   Total                               $1,766.2        $1,663.2        $1,674.6
                                       ========        ========        ========




       See notes to condensed consolidated financial statements.

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (MILLIONS)


                                            Six Months          Twelve Months
                                         1996       1995       1996       1995

Cash Flows from Operating Activities:
Net Income                              $76.6      $39.1      $68.3      $25.6
Adjustments to Reconcile Net Income to Net
 Cash Flow from Operating Activities:
     Non-Cash Restructuring Costs                   66.6        2.8       66.6
     Depreciation and Amortization       33.4       31.5       64.4       60.8
     Deferred Income Taxes                2.4      (11.0)      17.6       (2.8)
     Non-Cash Compensation Expense        2.1        4.2        4.1        8.3
     Other                               (1.2)      (1.3)      (2.3)      (2.3)
Changes in Certain Assets and
   Liabilities                          (45.4)      90.7      (96.8)      44.8
                                       -------    -------    -------    -------
     Net Cash Flow from Operating
     Activities                          67.9      219.8       58.1      201.0
                                       -------    -------    -------    -------
Cash Flows from Financing Activities:
 Short-Term Borrowings, Net              15.5      (95.4)      66.5
 Redemption of Long-Term Debt                      (15.0)                (15.0)
 Sale of Common Stock, Net of Expenses    1.0        1.0       50.4        2.1
 Common Stock Dividends                 (24.4)     (21.6)     (47.1)     (43.1)
 Dividends on Preferred Stock            (2.2)      (2.2)      (4.4)      (4.5)
                                       -------    -------    -------    -------
     Net Cash Flow from Financing
     Activities                         (10.1)    (133.2)      65.4      (60.5)
                                       -------    -------    -------    -------
Cash Flows from Investing Activities:
 Utility Plant Expenditures             (57.9)     (53.5)    (125.2)    (111.7)
 Non-Utility Capital Expenditures         1.1       (0.9)       1.6       (0.9)
 Investment in Joint Venture                                  (32.6)
 Cost of Removal, Net of Salvage         (0.2)       0.7        1.0        0.3
                                       -------    -------    -------    -------
     Net Cash Flow from Investing
     Activities                         (57.0)     (53.7)    (155.2)    (112.3)
                                       -------    -------    -------    -------
     Net Increase (Decrease) in Cash
      and Cash Equivalents                0.8       32.9      (31.7)      28.2
     Cash and Cash Equivalents at
      Beginning of Period                 3.7        3.3       36.2        8.0
                                       -------    -------    -------    -------
     Cash and Cash Equivalents at
      End of Period                      $4.5      $36.2       $4.5      $36.2
                                       =======    =======    =======    =======
Cash Paid During the Period for:
 Interest                               $25.5      $25.5      $48.4      $47.3
 Income Taxes                           $12.7      $20.7      $20.6      $26.3


          See notes to condensed consolidated financial statements.

              AGL RESOURCES INC. AND ATLANTA GAS LIGHT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Formation of Holding Company

    AGL Resources Inc. (Resources) is a Georgia corporation incorporated on November 27, 1995, in a corporate restructuring, for the primary purpose of becoming the parent company of Atlanta Gas Light Company (AGLC) and its subsidiaries. The restructuring was completed upon shareholder approval on March 6, 1996, at which time each outstanding share of AGLC common stock was converted into one share of Resources common stock. Under the restructuring plan, Resources will engage in utility activities through AGLC and its wholly owned subsidiary, Chattanooga Gas Company (Chattanooga), and in unregulated business activities through AGL Energy Services, Inc. (AGL Energy Services), AGL Investments, Inc. (AGL Investments) and their subsidiaries. The consolidated financial statements of Resources include the accounts of AGLC as though Resources had existed in all periods shown and had owned all of AGLC's outstanding common stock prior to March 6, 1996.

    On March 6, 1996, AGLC became the primary subsidiary of Resources. AGLC will transfer ownership of its nonutility businesses, Georgia Gas Company, Georgia Gas Service Company, Georgia Energy Company and Trustees Investments, Inc., to AGL Investments. In addition, AGLC will transfer its interest in Sonat Marketing Company L.P. (Sonat Marketing) to AGL Energy Services. Those transfers are expected to be accomplished through a dividend-in-kind during the third quarter of fiscal 1996. The consolidated financial statements of AGLC include the accounts of all subsidiaries owned by AGLC prior to March 6, 1996.

2.  Interim Financial Statements

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGLC for the fiscal years ended September 30, 1995 and 1994. Certain 1995 amounts have been restated or reclassified for comparability with 1996 amounts.

    In addition, on November 3, 1995, AGLC's Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and paid on December 1, 1995. AGLC recorded a debit to premium on capital stock and a credit to common stock of $137.5 million to transfer the amount of the par value of the stock dividend to common stock. All references to number of shares and to per share amounts in the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition have been retroactively adjusted to reflect the stock dividend.

3.  Earnings

    Since sales of natural gas are dependent to a large extent on weather, the majority of AGLC's income is realized during the winter months. Earnings for three-month and six-month periods are not indicative of the earnings for a twelve-month period.

    On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons between interim earnings for fiscal 1996 and 1995. Annual operating margins for fiscal 1996 will not be affected by the new rates.

4.  Environmental Matters - AGLC

    AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party.

    Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding those sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $28.6 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating those same former MGP sites could be as high as $109 million, excluding those sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability for the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

    The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined below, pursuant to AGLC's Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

    In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on AGLC's consolidated financial statements.

    With regard to legal proceedings related to the former MGP sites, AGLC is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, AGLC intends to continue to pursue insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP-related litigation in which AGLC is involved will not have a material adverse effect on the financial condition and results of operations of AGLC.

    See Part I, Item 2 and Part II, Item 5, "Other Information -
    Environmental Matters," of this Form 10-Q for additional information regarding environmental response activities associated with MGP sites.

5.  Competition - AGLC

    AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including fuel oil, coal, propane, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might otherwise seek to bypass AGLC's distribution system.

    On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 44 Negotiated Contracts filed with the Georgia Commission have been rejected. The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case.

    In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGLC's Interruptible Transportation and Sales Maintenance (ITSM) Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in AGLC's 1993 rate case will continue to be recovered under the ITSM Rider.

    The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass was not the relevant competition. Currently, AGLC has filed, and the Georgia Commission has approved, Special Contracts with five industrial customers.

6.  Corporate Restructuring - AGLC

    In November 1994, AGLC announced a corporate restructuring plan in response to increased competition and the changes in the federal and state regulatory environments in which AGLC operates. The restructuring plan provided for reengineering AGLC's business processes and streamlining AGLC's statewide field organizations. As a result of restructuring, AGLC has combined offices and established centralized customer service centers. During the twelve months ended March 31, 1996, AGLC reduced the number of employees by approximately 650 through voluntary retirement and severance programs and attrition. AGLC recorded corporate restructuring costs of $1.7 million (after income taxes) during the twelve months ended March 31, 1996, and a cumulative total of $43.1 (after income taxes) related to the early retirement and severance programs, office closings and costs to exit AGLC's appliance merchandising and real estate investment operations. As a result of the corporate restructuring, AGLC has experienced considerable reductions in annual operating expenses from the levels incurred in fiscal 1994.



       (The remainder of this page was intentionally left blank.)

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As of March 6, 1996, AGL Resources Inc. (Resources) became the parent company of Atlanta Gas Light Company (AGLC) and its subsidiaries. The restructuring was completed upon shareholder approval on March 6, 1996, at which time each outstanding share of AGLC common stock was converted into one share of Resources common stock. The following discussion and analysis reflects the combined results of operations and financial condition since Resources reflects principally the operations of AGLC.

               Results of Operations - Resources and AGLC

Three-Month Periods Ended March 31, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the three-month period ended March 31, 1996, compared with the same period in 1995.

Operating revenues increased 6.8% for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to (1) an increase in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, (2) increased volumes of gas sold as a result of weather that was 30% colder than the same period in 1995 and (3) an increase of approximately 41,000 in the number of customers served.

Cost of gas increased 14.1% for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to an increase in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The increase in the cost of AGLC's gas supply was primarily due to (1) increased volumes of gas sold as a result of weather that was 30% colder than the same period in 1995 and (2) an increase in the cost of gas purchased for system supply. AGLC balances the cost of gas with revenues collected under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin decreased 4.2% for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in operating margin was offset partly by an increase of approximately 41,000 in the number of customers served. AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the three-month periods ended March 31, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 4.3% for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to increased (1) depreciation expense recorded as a result of increased property subject to depreciation and (2) expenses related to employee benefits. The increase in operating expenses was offset partly by decreased labor costs as a result of AGLC's recent corporate restructuring. Total other operating expenses decreased primarily due to corporate restructuring costs of $23 million recorded in the three-month period ended March 31, 1995. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income increased $3.7 million for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to (1)
income from investment in Sonat Marketing effective August 31, 1995 and (2) an increase in the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

Interest charges increased 1.6% for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to increased amounts of short-term debt outstanding.

Income taxes increased $8.4 million for the three-month period ended March 31, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Net income for the three-month period ended March 31, 1996, was $45 million, compared with net income of $36.2 million in 1995. Earnings per share of common stock were $0.81 for the three-month period ended March 31, 1996, compared with earnings per share of $0.71 in 1995. The increases in net income and earnings per share were primarily due to (1) corporate restructuring costs of $13 million (after income taxes) included in the three-month period ended March 31, 1995 and (2) an increase of approximately 41,000 in the number of customers served. The increases in net income and earnings per share were offset partly by revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The increase in earnings per share was also offset partly by an increase in the average number of common shares outstanding.

Six-Month Periods Ended March 31, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the six-month period ended March 31, 1996, compared with the same period in 1995.

Operating revenues increased 3.9% for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to (1) an increase in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, (2) increased volumes of gas sold as a result of weather that was 49% colder than the same period in 1995 and (3) an increase of approximately 39,000 in the number of customers served.

Cost of gas increased 8.5% for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to an increase in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The increase in the cost of AGLC's gas supply was primarily due to (1) increased volumes of gas sold as a result of weather that was 49% colder than the same period in 1995 and (2) an increase in the cost of gas purchased for system supply. The increase in cost of gas was offset partly by a decrease in the cost of gas withdrawn from underground storage. AGLC balances the cost of gas with revenues collected under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin decreased 2.6% for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in operating margin was offset partly by an increase of approximately 39,000 in the number of customers served. AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the six-month periods ended March 31, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 1.8% for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to an increase of $3.4 million in expenses related to AGLC's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased 0.2% primarily due to decreased labor costs as a result of AGLC's recent corporate restructuring. Total other operating expenses decreased primarily due to corporate restructuring costs of $67.5 million recorded in the six-month period ended March 31, 1995. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income increased $3.8 million for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to (1) income from investment in Sonat Marketing effective August 31, 1995 and (2) an increase in the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

Interest charges decreased $0.2 million for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to decreased long-term debt outstanding.

Income taxes increased $25.1 million for the six-month period ended March 31, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Net income for the six-month period ended March 31, 1996, was $74.1 million, compared with net income of $36.9 million in 1995. Earnings per share of common stock were $1.34 for the six-month period ended March 31, 1996, compared with earnings per share of $0.72 in 1995. The increases in net income and earnings per share were primarily due to (1) corporate restructuring costs of $41.4 million (after income taxes) included in the six-month period ended March 31, 1995 and (2) an increase of approximately 39,000 in the number of customers served. The increases in net income and earnings per share were offset partly by revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The increase in earnings per share was also offset partly by an increase in the average number of common shares outstanding.

Twelve-Month Periods Ended March 31, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended March 31, 1996, compared with the same period in 1995.

Operating revenues decreased 1.9% for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to a decrease in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph. The decrease in operating revenues was offset partly by (1) increased volumes of gas sold as a result of weather that was 48% colder than the same period in 1995 and (2) an increase of approximately 38,000 in the number of customers served.

Cost of gas decreased 4.1% for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to a decrease in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The decrease in cost of gas was offset partly by increased volumes of gas sold as a result of weather that was 48% colder than the same period in 1995. AGLC balances the cost of gas with revenues collected under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

Operating margin increased 1% for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to the recovery of increased expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating margin was also positively affected by an increase of approximately 38,000 in the number of customers served. The increase in operating margin was offset substantially by revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended March 31, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 1.8% for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to an increase of $12.6 million in expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. Operating expenses excluding IRP expenses decreased 2.2% primarily due to decreased labor costs as a result of AGLC's recent corporate restructuring. Total other operating expenses decreased primarily due to a decrease in restructuring costs of $64.7 million. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other income increased $3 million for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to (1) income from investment in Sonat Marketing effective August 31, 1995 and (2) interest income from increased short-term investments.

Interest charges decreased 3.1% for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to decreased amounts of long-term and short-term debt outstanding.

Income taxes increased $27.4 million for the twelve-month period ended March 31, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Net income for the twelve-month period ended March 31, 1996, was $63.6 million, compared with net income of $21.1 million in 1995. Earnings per share of common stock were $1.17 for the twelve-month period ended March 31, 1996, compared with earnings per share of $0.42 in 1995. The increases in net income and earnings per share were primarily due to (1) a decrease in corporate restructuring costs of $39.7 million (after income tax), (2) decreased operating expenses as a result of AGLC's recent corporate restructuring, (3) increased other income and (4) an increase of approximately 38,000 in the number of customers served. The increases in net income and earnings per share were offset partly by revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The increase in earnings per share was also offset partly by an increase in the average number of common shares outstanding.



        (The remainder of this page was intentionally left blank)

                Financial Condition - Resources and AGLC

AGLC's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers and accounts payable to gas suppliers from September 30 to March 31 as a result of colder weather. AGLC also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $156.4 million and inventory of gas stored underground and liquefied natural gas decreased $107 million during the six months ended March 31, 1996. Also, during the six months ended March 31, 1996, accounts payable to pipeline suppliers increased $23.6 million. Accounts receivable increased $46.8 million from March 31, 1995, to March 31, 1996, primarily due to increased (1) operating revenues and (2) loans to customers resulting from financing programs associated with AGLC's IRP. Accounts payable increased $30.7 million from March 31, 1995, to March 31, 1996, primarily due to a $25.9 million increase in accounts payable to pipeline suppliers.

Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by the Federal Energy Regulatory Commission
(FERC). Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as AGLC may face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services. The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly. The legislation establishes procedures for review and approval of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved gas supply plan for fiscal year 1996, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Order 636 transition costs that are currently being charged by AGLC's pipeline suppliers. For further discussion of the effects of FERC Order 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

AGLC currently estimates that its portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $101.4 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $76.5 million of such costs have been incurred by AGLC as of March 31, 1996, and are being recovered from its customers under the purchased gas provisions of AGLC's rate schedules.

As noted above, AGLC recovers the cost of gas under the purchased gas provisions of AGLC's rate schedules. AGLC was in an underrecovery position of $19.3 million as of March 31, 1996, and an overrecovery position of $6.3 million as of September 30, 1995, and $67.6 million as of March 31, 1995.

Cash and cash equivalents decreased $31.7 million for the twelve-month period ended March 31, 1996, primarily due to investing activities.

The expenditures for plant and other property totaled $56.8 million and $123.6 million for the six-month and twelve-month periods ended March 31, 1996, respectively. On August 31, 1995, AGLC signed an agreement with Sonat Inc. to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat Inc. AGLC invested $32.6 million in Sonat Marketing Company, L.P., for a 35% ownership interest.

AGLC has accrued liabilities of $28.6 million as of March 31, 1996, September 30, 1995 and March 30, 1995, for estimated future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, commencing October 1, 1992, pursuant to the ERCRR. The staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on AGLC's consolidated financial statements. See Part II, Item 5, "Other Information - Environmental Matters" in this Form 10-Q.

On November 3, 1995, AGLC's Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and paid on December 1, 1995. All references to number of shares and to per share amounts in the condensed consolidated financial statements and related notes have been restated retroactively to reflect the stock split.

On June 16, 1995, AGLC issued and sold approximately 3.0 million shares of its common stock, par value $5.00 per share, at a price of $16.81 per share, in an underwritten public offering. Net proceeds of $48.6 million from that sale of common stock were used to finance AGLC's capital expenditure program and for other corporate purposes.

Short-term debt increased $15.5 million and $66.5 million for the six-month and twelve-month periods ended March 31, 1996, respectively, primarily to meet increased working capital requirements.

Accrued pension costs decreased $8.8 million and $23.5 million for the six-month and twelve-month periods ended March 31, 1996, respectively, primarily due to plan contributions.

On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 44 Negotiated Contracts filed with the Georgia Commission have been rejected.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGL resulting from a general rate case. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.


                       PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and should be read in conjunction therewith.

Item 1.  Legal Proceedings

         See Item 5.

Item 2.  Changes in Securities

    Effective March 6, 1996, each outstanding share of common stock of Atlanta Gas Light Company was exchanged for and converted into one share of common stock of AGL Resources Inc., in connection with the formation of a holding company (See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

    Effective March 6, 1996, AGLC's Board of Directors adopted a Shareholder Rights Plan designed to protect Resources' shareholders from unfavorable takeover attempts that are not negotiated by the Board of Directors. The plan was not adopted in response to any effort to acquire control of Resources, and the Board is not aware of any effort to do so. On March 6, 1996, Resources' Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, par value $5 per share of Resources. The dividend was paid on March 22, 1996, to the shareholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 6, 1996, between Resources and Wachovia Bank of North Carolina, N.A.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of AGLC was held on March 6, 1996. "Broker non-votes" were not considered in determining whether a quorum existed for purposes of the Annual Meeting and were not considered as votes in determining the outcome of any proposal. At the Annual Meeting the shareholders:

    a) Approved a holding company restructuring pursuant to the Agreement and Plan of Merger between Atlanta Gas Light Company and AGL Resources Inc.

          Affirmative          Negative             Abstentions
           35,845,639         3,340,529                 774,134
                 65.0%              6.1%                    1.4%

    b) Elected for a one-year term all nominees for director listed in AGLC's Proxy Statement. The number of votes "for" each nominee and the number of votes "withheld" with respect to each nominee is as follows:

                                                       For           Withheld
       1.          Frank Barron, Jr.                47,876,477        945,289
       2.          W. Waldo Bradley                 45,681,163      3,140,603
       3.          Otis A. Brumby, Jr.              47,837,148        984,618
       4.          David R. Jones                   47,752,722      1,069,044
       5.          Kenneth D. Lewis                 47,862,596        959,170
       6.          Albert G. Norman, Jr.            47,632,000      1,190,766
       7.          D. Raymond Riddle                47,832,463        989,303
       8.          Dr. Betty L. Siegel              47,752,928      1,068,838
       9.          Ben J. Tarbutton, Jr.            47,856,961        964,805
      10.          Charles McKenzie Taylor          47,846,904        974,862
      11.          Felker W. Ward, Jr.              47,837,218        984,548

    c) Approved an amendment to the Atlanta Gas Light Company Long-Term Stock Incentive Plan of 1990.

          Affirmative          Negative             Abstentions
           43,339,387         4,062,289               1,420,090
                 88.8%              8.3%                    2.9%

    d) Approved the Atlanta Gas Light Company Non-Employee Directors Equity Compensation Plan.

          Affirmative          Negative             Abstentions
           42,634,704         4,416,194               1,770,868
                 87.3%              9.1%                    3.6%

Item 5.  Other Information

         Federal Regulatory Matters

Order No. 636

    AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the Federal Energy Regulatory Commission (FERC) to be recovered could be as high as approximately $101.4 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC and assumes that FERC approval of Southern Natural Gas Company's (Southern) restructuring settlement agreement is not overturned on judicial review. Such filings by AGLC's pipeline suppliers are pending final FERC approval. Approximately $76.5 million of transition costs have been incurred by AGLC as of March 31, 1996, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN     GSR Cost Recovery Proceeding.      On April 11, 1996, the FERC
issued an order constituting final approval of the settlement agreement between AGLC, Southern, and other customers which resolves virtually all
pending Southern proceedings before the FERC and the courts.   The settlement
resolves Southern's pending general rate proceedings, which relate to Southern's rates charged from January 1, 1991, through the present. The settlement provides for rate reductions and refund offsets against GSR costs. It also resolves Southern's Order No. 636 transition cost proceedings and provides for revisions to Southern's tariff. The FERC's approval of the settlement is subject to petitions for judicial review by parties opposing the settlement. The April 11, 1996, order is also subject to potential requests for rehearing addressing aspects of the order relating to issues in addition to matters resolved by the settlement.

    Southern filed on March 29, 1996 to reduce its volumetric GSR surcharge for consenting parties to the restructuring settlement to reflect actual GSR costs incurred by Southern through December 31, 1995. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, GSR and other transition cost charges to AGLC are in accordance with the settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $84.4 million. As of March 31, 1996, $67.8 million of such costs have already been incurred by AGLC.

TENNESSEE     GSR Cost Recovery Proceeding.     Tennessee Gas Pipeline
Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On March 29, 1996, Tennessee filed with the FERC to recover an additional $35.4 million in GSR costs. AGLC protested this filing, but the FERC has not yet acted upon Tennessee's filing. AGLC's estimated liability for GSR costs as a result of Tennessee's filings is approximately $9.4 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. AGLC is actively participating in Tennessee's GSR cost recovery proceeding. As of March 31, 1996, $4.9 million of such costs have already been incurred by AGLC.


FERC Rate Proceedings

TENNESSEE     On April 5, 1996, Tennessee filed with the FERC a comprehensive settlement to resolve all issues in its current rate case. The settlement, which is subject to approval by the FERC, provides for a reduction of approximately $83 million in the cost of service underlying Tennessee's rates in effect since July 1, 1995, and also provides for Tennessee to share a portion of costs associated with firm capacity relinquished by its customers. AGLC filed comments supporting the settlement on April 25, 1996. AGLC's estimated annual reduction in cost is $2.2 million. The FERC has not yet acted on the proposed settlement.

TRANSCO     On February 21, 1996, Transcontinental Gas Pipe Line Corporation
(Transco) filed an application with the FERC seeking authority to transfer onshore and offshore production area facilities to an affiliated company. If granted, Transco's proposal would result in the facilities becoming unregulated. AGLC filed comments which raised questions concerning, but did not oppose, Transco's application. The FERC has not yet acted on Transco's application.

Arcadian

    On April 22, 1996, AGLC filed to withdraw portions of its request for rehearing of the FERC's order approving the November 12, 1993 settlement between Arcadian and Southern. The arguments that AGLC proposes to withdraw, pursuant to the restructuring settlement with Southern, are those that allege that Southern's discounted rates to Arcadian constitute an anticompetitive "price squeeze" against AGLC.

    AGLC cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on AGLC. Although the outcome of such proceedings is not known, management does not expect the outcome to have a significant effect on AGLC's consolidated financial statements.

                        State Regulatory Matters


Bypass and Other Competitive Issues

    On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 44 Negotiated Contracts filed to date with the Georgia Commission have been rejected.

    On November 20, 1995, the Georgia Commission issued a Notice of Inquiry
(NOI) to assist it in developing state regulatory guidelines to respond to growing competition in natural gas markets and to actively move the local distribution of natural gas toward a more competitive future. The Commission received comments from a broad and representative cross-section of the industry concerning suggested ways to open the industry to more competition. The Commission is expected to issue a policy statement related to key issues identified in the NOI in the near future.

    On January 8, 1996, proposed legislation was introduced in the Georgia General Assembly which would allow local gas companies to negotiate contract prices and terms for gas services to large commercial and industrial customers absent Georgia Commission mandated rates. The General Assembly delayed approval of HB 1153, The Natural Gas Fair Pricing Act, during the 1996 session. Senate and House committees have been created to study and recommend a comprehensive course of action by December 31, 1996, for deregulating the natural gas industry.


                           Environmental Matters

    AGLC has identified nine sites in Georgia where it currently owns all or part of an MGP site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party.

    Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding those sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $28.6 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating those same former MGP sites could be as high as $109 million, excluding those sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability for the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

    The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined below, effective October 1, 1992, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

    In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on AGLC's consolidated financial statements.

    With regard to legal proceedings related to the former MGP sites, AGLC is or expects to be a party to claims or counterclaims on an ongoing basis. Among such matters, AGLC intends to continue to pursue insurance coverage and contribution from potentially responsible parties. Management currently believes that the outcome of MGP-related litigation in which AGLC is involved will not have a material adverse effect on the financial condition and results of operations of AGLC.

    As a result of the ERCRR, AGLC expects that it will be able to recover all of its Environmental Response Costs. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits

    10(a) - Gas Sales Agreement between Seller and Atlanta Gas Light Company, as Buyer.

    27    - Financial Data Schedules
            (a)  AGL Resources Inc.
            (b)  Atlanta Gas Light Company

    (b)     Reports on Form 8-K.

    On March 6, 1996, Resources filed a Current Report on Form 8-K dated March 6, 1996, containing: "Item 5 - Other Events"; Exhibit 1 - Rights Agreement, dated as of March 6, 1996, between Resources and Wachovia Bank of North Carolina, N.A.; Exhibit 2 - Press Release, dated March 6, 1996; and Exhibit 3 - Form of Letter to Shareholders, dated March 22, 1996.

    On March 6, 1996, Resources filed a Current Report on form 8-K dated March 6, 1996, containing "Item 5 - Other Events" and Exhibit 1 - Press Release, dated March 6, 1996.

    On March 6, 1996, AGLC filed a Current Report on Form 8-K dated March 6, 1996, containing "Item 5 - Other Events" and Exhibit 1 - Press Release, dated March 6, 1996.





       (The remainder of this page was intentionally left blank.)

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AGL Resources Inc.
                                                (Registrant)



Date  May 15, 1996                      /s/  Robert L. Goocher
                                             Robert L. Goocher
                                          Executive Vice President
                                 (Principal Financial and Accounting Officer)







                                          Atlanta Gas Light Company
                                                (Registrant)



Date  May 15, 1996                      /s/  Robert L. Goocher
                                             Robert L. Goocher
                                          Executive Vice President
                                        (Principal Financial Officer)



Date  May 15, 1996                       /s/ J. Michael Riley
                                             J. Michael Riley
                                   Vice President - Finance and Accounting
                                       (Principal Accounting Officer)