Form 10-Q
period 1996-06-30
ATLANTA GAS LIGHT CO; AGL RESOURCES INC
filed 1996-08-14
CIK 8154, 1004155

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996



Commission       Registrant; State of Incorporation;          I.R.S. Employer
File Number      Address; and Telephone Number         Identification  Number

 1-14174         AGL RESOURCES INC.                           58-2210952
                 (A Georgia Corporation)
                 303 PEACHTREE STREET, NE
                 ATLANTA, GEORGIA  30308
                 404-584-9470


 1-9905          ATLANTA GAS LIGHT COMPANY                    58-0145925
                 (A Georgia Corporation)
                 303 PEACHTREE STREET, NE
                 ATLANTA, GEORGIA  30308
                 404-584-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

AGL RESOURCES INC.          Yes  X       No

ATLANTA GAS LIGHT COMPANY   Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

AGL RESOURCES INC.
Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 1996  . . . . . . . . . . . . . .  55,526,692

ATLANTA GAS LIGHT COMPANY
Common Stock, $5.00 Par Value
Shares Outstanding and Held by AGL Resources Inc.
at June 30, 1996                     . . . . . . . . . . . . . .  55,352,415

                            AGL RESOURCES INC. and
                          ATLANTA GAS LIGHT COMPANY

                        Quarterly Report on Form 10-Q
                     For the Quarter Ended June 30, 1996


                              Table of Contents


  Item                                                                Page
Number                PART I   FINANCIAL INFORMATION                  Number

     1      Financial Statements (Unaudited)

            AGL Resources Inc.
               Condensed Consolidated Income Statements                  3
               Condensed Consolidated Balance Sheets                     4
               Condensed Consolidated Statements of Cash Flows           6

            Atlanta Gas Light Company
               Condensed Consolidated Income Statements                  7
               Condensed Consolidated Balance Sheets                     8
               Condensed Consolidated Statements of Cash Flows          10

            Notes to Condensed Consolidated Financial Statements        11

     2      Management's Discussion and Analysis of Results of
            Operations and Financial Condition                          14

            AGL Resources Inc.
            Atlanta Gas Light Company

                      PART II   OTHER INFORMATION

     1      Legal Proceedings                                           20

     5      Other Information                                           20

     6      Exhibits and Reports on Form 8-K                            23

                     SIGNATURES                                         24

                       PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                    AGL RESOURCES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
         FOR THE THREE MONTHS, NINE MONTHS AND TWELVE MONTHS ENDED
                           JUNE 30, 1996 AND 1995
                     (MILLIONS, EXCEPT PER SHARE DATA)




                           Three Months       Nine Months       Twelve Months
                           1996    1995      1996    1995      1996      1995

Operating Revenues . .   $241.1  $177.5  $1,048.7  $954.5  $1,157.2  $1,101.1
Cost of Gas. . . . . .    141.0    84.8     637.8   542.8     666.8     615.4
                          -----   -----   -------   -----   -------   -------
  Operating Margin . .    100.1    92.7     410.9   411.7     490.4     485.7
                          -----   -----   -------   -----   -------   -------
Other Operating Expenses:
  Operating Expenses .     82.9    77.7     255.5   247.2     336.3     325.0
  Restructuring Costs.              1.7              69.2       1.1      69.2
                          -----   -----   -------   -----   -------   -------
  Total Other Operating
    Expenses . . . . .     82.9    79.4     255.5   316.4     337.4     394.2
Income Taxes . . . . .      2.2     1.1      44.2    20.1      40.1      14.7
                          -----   -----   -------   -----   -------   -------
  Operating Income . .     15.0    12.2     111.2    75.2     112.9      76.8
                          -----   -----   -------   -----   -------   -------
Other Income:
  Other Income and
     Deductions. . . .      2.3     0.3      10.6     2.7      10.0       3.3
  Income Taxes . . . .     (0.9)             (3.9)   (0.9)     (3.7)     (1.1)
                          -----   -----   -------   -----   -------   -------
  Other Income - Net .      1.4     0.3       6.7     1.8       6.3       2.2
                          -----   -----   -------   -----   -------   -------
Income Before Income
   Deductions  . . . .     16.4    12.5     117.9    77.0     119.2      79.0
Income Deductions:
  Interest Charges . .     11.7    11.1      36.9    36.5      47.9      48.2
  Dividends on Preferred
    Stock of Subsidiary     1.1     1.1       3.3     3.3       4.4       4.5
                          -----   -----   -------   -----   -------   -------
Net Income . . . . . .     $3.6    $0.3     $77.7   $37.2     $66.9     $26.3
                          =====   =====   =======   =====   =======   =======

Earnings Per Share of
   Common Stock  . . .    $0.06   $0.01     $1.41   $0.72     $1.21     $0.51

Cash Dividends Paid Per
Share of Common Stock    $0.265   $0.26    $0.795   $0.78    $1.055     $1.04

Average Number of Common Shares
Outstanding (Millions)     55.4    52.6      55.2    51.7      55.1      51.4


         See notes to condensed consolidated financial statements.

                    AGL RESOURCES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (MILLIONS)





                                               June 30,         September 30,
                                         1996            1995           1995

ASSETS
Utility Plant. . . . . . . . . .     $1,999.2        $1,890.2        $1,919.9
Less Accumulated Depreciation. .        619.3           575.4           583.3
                                     --------        --------        --------
  Utility Plant - Net. . . . . .      1,379.9         1,314.8         1,336.6
                                     --------        --------        --------
Other Property and Investments (less
 accumulated depreciation of $2.5 at
 June 30, 1996, $3.0 at June 30, 1995
 and $4.3 at September 30, 1995)         46.8            18.6            46.3
                                     --------        --------        --------
Current Assets:
 Cash and Cash Equivalents . . .          2.2            78.4             3.7
 Receivables (less allowance for
   uncollectible accounts of $3.2 at
   June 30, 1996, $5.9 at June 30,
   1995 and $4.4 at September 30,
   1995) . . . . . . . . . . . .        143.1           102.0            69.3
 Inventories:
    Natural Gas Stored Underground       72.7            64.1           111.2
    Liquefied Natural Gas  . . .          9.7            12.4            14.3
    Materials and Supplies . . .          8.4             9.5             8.0
    Other. . . . . . . . . . . .          1.4             2.6             2.6
 Other   . . . . . . . . . . . .         10.1             9.5            10.9
                                     --------        --------        --------
    Total Current Assets . . . .        247.6           278.5           220.0
Deferred Debits and Other Assets:
 Unrecovered Environmental Response
    Costs  . . . . . . . . . . .         36.0            34.7            34.9
 Unrecovered Integrated Resource Plan
    Costs  . . . . . . . . . . .          9.5            11.2             9.9
 Other     . . . . . . . . . . .         23.0            23.3            26.9
                                     --------        --------        --------
    Total Deferred Debits and
       Other Assets  . . . . . .         68.5            69.2            71.7
                                     --------        --------        --------
        Total. . . . . . . . . .     $1,742.8        $1,681.1        $1,674.6
                                     ========        ========        ========




       See notes to condensed consolidated financial statements.

                    AGL RESOURCES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (MILLIONS)



                                               June 30,         September 30,
                                         1996            1995           1995

CAPITALIZATION AND LIABILITIES
Capitalization:
 Common Stock, $5 Par Value, Shares
  Issued and Outstanding of 55.5 at
     June 30, 1996, 54.8 at June 30,
     1995 and 54.9 at September 30,
     1995. . . . . . . . . . . .       $277.6          $136.9         $137.3
  Premium on Capital Stock . . .        168.4           295.0          297.7
  Earnings Reinvested  . . . . .        156.1           147.3          122.3
                                     --------        --------       --------
     Total Common Stock Equity .        602.1           579.2          557.3
 Preferred Stock of Subsidiary,
  Cumulative $100 Par or Stated
     Value, Shares Issued and
     Outstanding of 0.6 at June 30,
     1996, June 30, 1995 and
     September 30, 1995. . . . .         58.5            58.5           58.5
 Long-Term Debt  . . . . . . . .        554.5           554.5          554.5
                                     --------        --------       --------
     Total Capitalization. . . .      1,215.1         1,192.2        1,170.3
                                     --------        --------       --------
Current Liabilities:
 Redemption Requirements on
     Preferred Stock . . . . . .          0.3             0.3            0.3
 Short-Term Debt . . . . . . . .         71.9                           51.0
 Accounts Payable. . . . . . . .         70.0            55.5           72.3
 Deferred Purchased Gas Adjustment        3.4            62.4            6.3
 Customer Deposits . . . . . . .         27.8            29.3           29.5
 Interest  . . . . . . . . . . .         17.6            17.3           25.4
 Taxes . . . . . . . . . . . . .         28.2            18.9            3.7
 Other . . . . . . . . . . . . .         27.7            33.8           42.4
                                     --------        --------       --------
     Total Current Liabilities .        246.9           217.5          230.9
                                     --------        --------       --------
Accrued Environmental Response Costs     28.6            28.6           28.6
Accrued Pension Costs. . . . . .          4.9            12.9           10.3
Accrued Postretirement Benefits Costs    34.7            32.3           30.1
Deferred Credits . . . . . . . .         62.6            67.3           65.6
Accumulated Deferred Income Taxes       150.0           130.3          138.8
                                     --------        --------       --------
        Total. . . . . . . . . .     $1,742.8        $1,681.1       $1,674.6
                                     ========        ========       ========


         See notes to condensed consolidated financial statements.

                    AGL RESOURCES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (MILLIONS)




                                               Nine Months     Twelve Months
                                             1996     1995     1996     1995

Cash Flows from Operating Activities:
 Net Income. . . . . . . . . . . . . . .    $77.7    $37.2    $66.9    $26.3
 Adjustments to Reconcile Net Income to Net
 Cash Flow from Operating Activities:
    Depreciation and Amortization. . . .     49.8     47.3     65.0     61.4
    Non-Cash Restructuring Costs . . . .              54.4      1.0     54.4
    Deferred Income Taxes. . . . . . . .     11.2     (4.3)    19.7     (3.6)
    Non-Cash Compensation Expense. . . .      2.4      5.9      2.7      8.1
    Other. . . . . . . . . . . . . . . .     (1.7)    (1.9)    (2.2)    (2.5)
Changes in Certain Assets and
  Liabilities  . . . . . . . . . . . . .    (33.9)   112.2    (92.8)    68.6
                                           -------  -------  -------  -------
     Net Cash Flow from Operating
     Activities  . . . . . . . . . . . .    105.5    250.8     60.3    212.7
                                           -------  -------  -------  -------
Cash Flows from Financing Activities:
   Short-Term Borrowings, Net. . . . . .     20.9    (95.4)    71.9    (18.0)
   Redemption of Long-Term Debt. . . . .             (15.0)            (15.0)
   Sale of Common Stock, Net of Expenses      1.4     50.1      1.7     50.7
   Dividends on Common Stock . . . . . .    (36.7)   (32.5)   (48.5)   (43.3)
                                           -------  -------  -------  -------
     Net Cash Flow from Financing
     Financing Activities. . . . . . . .    (14.4)   (92.8)    25.1    (25.6)
                                           -------  -------  -------  -------
Cash Flows from Investing Activities:
 Utility Plant Expenditures. . . . . . .    (91.3)   (82.7)  (129.4)  (111.8)
 Non-Utility Capital Expenditures. . . .      0.3     (0.9)     0.8     (0.9)
 Investment in Joint Ventures. . . . . .     (0.9)            (33.5)
 Cost of Removal, Net of Salvage . . . .     (0.7)     0.7      0.5      0.6
                                           -------  -------  -------  -------
     Net Cash Flow from Investing
     Activities . . . . .                   (92.6)   (82.9)  (161.6)  (112.1)
                                           -------  -------  -------  -------
     Net Increase (Decrease) in Cash
      and Cash Equivalents . . . . . . .     (1.5)    75.1    (76.2)    75.0
     Cash and Cash Equivalents at
      Beginning of Period. . . . . . . .      3.7      3.3     78.4      3.4
                                           -------  -------  -------  -------
     Cash and Cash Equivalents at
      End of Period. . . . . . . . . . .     $2.2    $78.4     $2.2    $78.4
                                           =======  =======  =======  =======
Cash Paid During the Period for:
 Interest. . . . . . . . . . . . . . . .    $44.9    $44.3    $49.0    $48.6
 Income Taxes. . . . . . . . . . . . . .    $13.3    $23.7    $18.2    $24.0


        See notes to condensed consolidated financial statements.

               ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
         FOR THE THREE MONTHS, NINE MONTHS AND TWELVE MONTHS ENDED
                         JUNE 30, 1996 AND 1995
                               (MILLIONS)





                           Three Months       Nine Months       Twelve Months
                           1996    1995      1996    1995      1996      1995

Operating Revenues . .   $240.5  $177.5  $1,048.1  $954.5  $1,156.6  $1,101.1
Cost of Gas. . . . . .    140.6    84.8     637.4   542.8     666.4     615.4
                         ------  ------  --------  ------  --------  --------
 Operating Margin. . .     99.9    92.7     410.7   411.7     490.2     485.7
                         ------  ------  --------  ------  --------  --------
Other Operating Expenses:
 Operating Expenses  .     81.2    77.7     253.2   247.2     334.0     325.0
 Restructuring Costs .              1.7              69.2       1.1      69.2
                         ------  ------  --------  ------  --------  --------
 Total Other Operating
  Expenses . . . . . .     81.2    79.4     253.2   316.4     335.1     394.2
Income Taxes . . . . .      2.2     1.1      44.5    20.1      40.4      14.7
                         ------  ------  --------  ------  --------  --------
 Operating Income. . .     16.5    12.2     113.0    75.2     114.7      76.8
                         ------  ------  --------  ------  --------  --------
Other Income:
 Other Income and
  Deductions . . . . .      0.6     0.3       8.9     2.7       8.3       3.3
 Income Taxes. . . . .     (0.4)             (3.4)   (0.9)     (3.2)     (1.1)
                         ------  ------  --------  ------  --------  --------
 Other Income - Net. .      0.2     0.3       5.5     1.8       5.1       2.2
                         ------  ------  --------  ------  --------  --------
Income Before Interest
 Charges   . . . . . .     16.7    12.5     118.5    77.0     119.8      79.0
Interest Charges . . .     11.7    11.1      36.9    36.5      47.9      48.2
                         ------  ------  --------  ------  --------  --------
Net Income . . . . . .      5.0     1.4      81.6    40.5      71.9      30.8
Dividends on Preferred
 Stock . . . . . . . .      1.1     1.1       3.3     3.3       4.4       4.5
                         ------  ------  --------  ------  --------  --------
Earnings Available for
 Common Stock. . . . .     $3.9    $0.3     $78.3   $37.2     $67.5     $26.3
                         ======  ======  ========  ======  ========  ========




        See notes to condensed consolidated financial statements.

                ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (MILLIONS)




                                               June 30,         September 30,
                                         1996            1995           1995
ASSETS
Utility Plant. . . . . . . . . .     $1,999.2        $1,890.2       $1,919.9
Less Accumulated Depreciation. .        619.3           575.4          583.3
                                     --------        --------       --------
   Utility Plant - Net . . . . .      1,379.9         1,314.8        1,336.6
                                     --------        --------       --------
Other Property and Investments (less
 accumulated depreciation of $3.0 at
 June 30, 1995 and $4.3 at September
 30, 1995) . . . . . . . . . . .                         18.6           46.3
                                     --------        --------       --------
Current Assets:
 Cash and Cash Equivalents . . .          1.3            78.4            3.7
 Receivables (less allowance for
   uncollectible accounts of $3.1 at
   June 30, 1996, $5.9 at June 30,
   1995 and $4.4 at September 30,
   1995) . . . . . . . . . . . .        142.0           102.0           69.3
 Inventories:
   Natural Gas Stored Underground        72.7            64.1          111.2
   Liquefied Natural Gas . . . .          9.7            12.4           14.3
   Materials and Supplies. . . .          8.1             9.5            8.0
   Other . . . . . . . . . . . .          0.3             2.6            2.6
 Other . . . . . . . . . . . . .         10.1             9.5           10.9
                                     --------        --------       --------
     Total Current Assets. . . .        244.2           278.5          220.0
                                     --------        --------       --------
Deferred Debits and Other Assets:
 Unrecovered Environmental Response
   Costs   . . . . . . . . . . .         36.0            34.7           34.9
 Unrecovered Integrated Resource Plan
   Costs . . . . . . . . . . . .          9.5            11.2            9.9
 Other . . . . . . . . . . . . .         22.5            23.3           26.9
                                     --------        --------       --------
     Total Deferred Debits and
       Other Assets. . . . . . .         68.0            69.2           71.7
                                     --------        --------       --------
        Total. . . . . . . . . .     $1,692.1        $1,681.1       $1,674.6
                                     ========        ========       ========

        See notes to condensed consolidated financial statements.

                ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (MILLIONS)



                                               June 30,         September 30,
                                            1996          1995          1995
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common Stock, $5 Par Value, Shares
  Issued and Outstanding of 55.4 at
     June 30, 1996, 54.8 at June 30,
     1995 and 54.9 at September 30,
     1995. . . . . . . . . . . . . .      $276.8        $136.9        $137.3
   Premium on Capital Stock. . . . .       166.2         295.0         297.7
   Earnings Reinvested . . . . . . .       110.9         147.3         122.3
                                        --------      --------      --------
     Total Common Stock Equity . . .       553.9         579.2         557.3
 Preferred Stock, Cumulative $100 Par
  or Stated Value, Shares Issued
     and Outstanding of 0.6 at
     June 30, 1996, June 30, 1995 and
     September 30, 1995. . . . . . .        58.5          58.5          58.5
  Long-Term Debt . . . . . . . . . .       554.5         554.5         554.5
                                        --------      --------      --------
      Total Capitalization . . . . .     1,166.9       1,192.2       1,170.3
                                        --------      --------      --------
Current Liabilities:
  Redemption Requirements on
    Preferred Stock  . . . . . . . .         0.3           0.3           0.3
  Short-Term Debt. . . . . . . . . .        71.9                        51.0
  Accounts Payable . . . . . . . . .        68.5          55.5          72.3
  Deferred Purchased Gas Adjustment.         3.4          62.4           6.3
  Customer Deposits. . . . . . . . .        27.8          29.3          29.5
  Interest . . . . . . . . . . . . .        17.6          17.3          25.4
  Taxes. . . . . . . . . . . . . . .        25.8          18.9           3.7
  Other. . . . . . . . . . . . . . .        29.5          33.8          42.4
                                        --------      --------      --------
      Total Current Liabilities. . .       244.8         217.5         230.9
                                        --------      --------      --------
Accrued Environmental Response Costs        28.6          28.6          28.6
Accrued Pension Costs. . . . . . . .         4.9          12.9          10.3
Accrued Postretirement Benefits Costs       34.7          32.3          30.1
Deferred Credits . . . . . . . . . .        62.6          67.3          65.6
Accumulated Deferred Income Taxes. .       149.6         130.3         138.8
                                        --------      --------      --------
       Total . . . . . . . . . . . .    $1,692.1      $1,681.1      $1,674.6
                                        ========      ========      ========

         See notes to condensed consolidated financial statements.

                 ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (MILLIONS)


                                               Nine Months     Twelve Months
                                             1996     1995     1996     1995

Cash Flows from Operating Activities:
  Net Income . . . . . . . . . . . .        $81.6    $40.5    $71.9    $30.8
  Adjustments to Reconcile Net Income to Net
  Cash Flow from Operating Activities:
      Depreciation and Amortization          49.3     47.3     64.5     61.4
      Non-Cash Restructuring Costs                    54.4      1.0     54.4
      Deferred Income Taxes. . . . .         10.8     (4.3)    19.3     (3.6)
      Non-Cash Compensation Expense.          2.1      5.9      2.4      8.1
      Other. . . . . . . . . . . . .         (1.7)    (1.9)    (2.2)    (2.5)
   Changes in Certain Assets and
    Liabilities. . . . . . . . . . .        (33.1)   112.2    (92.0)    68.6
                                           -------  -------  -------  -------
      Net Cash Flow from Operating
      Activities   . . . . . . . . .        109.0    254.1     64.9    217.2
                                           -------  -------  -------  -------
Cash Flows from Financing Activities:
   Short-Term Borrowings, Net. . . .         20.9    (95.4)    71.9    (18.0)
   Redemption of Long-Term Debt. . .                 (15.0)            (15.0)
   Sale of Common Stock, Net
     of Expenses . . . . . . . . . .          1.0     50.1      1.3     50.7
   Common Stock Dividends Paid
     to Parent . . . . . . . . . . .        (39.1)   (32.5)   (50.9)   (43.3)
   Dividends on Preferred Stock. . .         (3.3)    (3.3)    (4.4)    (4.5)
                                           -------  -------  -------  -------
      Net Cash Flow from Financing
      Activities . . . . . . . . . .        (20.5)   (96.1)    17.9    (30.1)
                                           -------  -------  -------  -------
Cash Flows from Investing Activities:
   Utility Plant Expenditures. . . .        (91.3)   (82.7)  (129.4)  (111.8)
   Non-Utility Capital Expenditures.          1.1     (0.9)     1.6     (0.9)
   Investment in Joint Venture . . .                          (32.6)
   Cost of Removal, Net of Salvage .         (0.7)     0.7      0.5      0.6
                                           -------  -------  -------  -------
      Net Cash Flow from Investing
      Activities . . . . . . . . . .        (90.9)   (82.9)  (159.9)  (112.1)
                                           -------  -------  -------  -------
      Net Increase (Decrease) in Cash
       and Cash Equivalents. . . . .         (2.4)    75.1    (77.1)    75.0
      Cash and Cash Equivalents at
       Beginning of Period . . . . .          3.7      3.3     78.4      3.4
                                           -------  -------  -------  -------
      Cash and Cash Equivalents at
       End of Period . . . . . . . .         $1.3    $78.4     $1.3    $78.4
                                           =======  =======  =======  =======
Cash Paid During the Period for:
   Interest. . . . . . . . . . . . .        $44.9    $44.3    $49.0    $48.6
   Income Taxes. . . . . . . . . . .        $13.3    $23.7    $18.2    $24.0


   The non-cash financing activity related to the transfer of AGLC's nonutility businesses to AGL Resources Inc. has been excluded from the condensed consolidated statements of cash flows. See notes to condensed consolidated financial statements.

              AGL RESOURCES INC. AND ATLANTA GAS LIGHT COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Implementation of Holding Company Reorganization

    AGL Resources Inc. (Resources) is a Georgia corporation incorporated on November 27, 1995, in a corporate restructuring, for the primary purpose of becoming the parent company of Atlanta Gas Light Company (AGLC) and its subsidiaries. The reorganization was completed upon receipt of shareholder approval on March 6, 1996, at which time each outstanding share of AGLC common stock was converted into one share of Resources common stock and AGLC became the primary subsidiary of Resources. AGLC comprises substantially all of Resources' assets, revenues and earnings and, accordingly, the consolidated financial statements of Resources reflect principally the operations of AGLC and include the accounts of AGLC as though Resources had existed in all periods shown and had owned all of AGLC's outstanding common stock prior to March 6, 1996.

    As a result of the restructuring, Resources will engage in utility activities through AGLC and its wholly owned subsidiary, Chattanooga Gas Company (Chattanooga). Resources will engage in unregulated business activities through AGL Energy Services, Inc. (AGL Energy Services), a gas supply services company, AGL Investments, Inc. (AGL Investments), a subsidiary established to develop and manage certain unregulated business opportunities, The Energy Spring, Inc. (Energy Spring), a retail energy marketing company, and their subsidiaries. AGL Resources Service Company will provide corporate support services to all of the subsidiaries of Resources.

    Ownership of AGLC's nonutility business, Georgia Gas Company, has been transferred to AGL Energy Services. Ownership of AGLC's nonutility businesses, Georgia Energy Company, Georgia Gas Service Company and Trustees Investments, Inc., has been transferred to AGL Investments. AGLC's interest in Sonat Marketing Company L.P. has been transferred to AGL Gas Marketing, Inc. (AGL Gas Marketing), a wholly owned subsidiary of AGL Investments. In addition, AGL Investments has established a wholly owned power marketing subsidiary, AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing, L.P.

    The transfer of AGLC's nonutility businesses was effected through a non-cash dividend during the quarter ended June 30, 1996. Accordingly, as of June 30, 1996, AGLC's assets and earnings reinvested were reduced by $45.8 million. The consolidated financial statements of AGLC for periods ended on or prior to March 31, 1996, include subsidiaries owned by AGLC during those periods.

2.  Interim Financial Statements

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGLC for the fiscal years ended September 30, 1995 and 1994. Certain 1995 amounts have been restated or reclassified for comparability with 1996 amounts.

    On November 3, 1995, AGLC's Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and paid on December 1, 1995. AGLC recorded a decrease to premium on capital stock and an increase to common stock of $137.5 million to transfer the amount of the par value of the stock dividend to common stock. All references to number of shares and to per share amounts in the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition have been retroactively adjusted to reflect the stock dividend.

3.  Earnings

    Since sales of natural gas are dependent to a large extent on weather, the majority of AGLC's income is realized during the winter months. Earnings for three-month and nine-month periods are not indicative of the earnings for a twelve-month period.

    On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of interim earnings for fiscal 1996 and 1995. Annual operating margins for fiscal 1996 will not be affected by the new rates.

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

    Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding those sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $28.6 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating those same former MGP sites could be as high as $109 million, excluding those sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

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

    On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term is specifically authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 48 Negotiated Contracts filed with the Georgia Commission have been rejected. The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case.

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

    The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules or the Negotiated Contract procedures. An example of an application for a Special Contract would be to provide for a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition. Currently, AGLC has filed, and the Georgia Commission has approved, Special Contracts with five interruptible customers.

    On July 22, 1996, Chattanooga made a filing with the Tennessee Regulatory Authority (TRA), the successor to the Tennessee Public Service Commission which, if approved, would permit Chattanooga to negotiate contracts with customers who have long-term competitive options, including bypass. Under the provisions of the filing, Chattanooga could discount transportation rates and dedicate (or stream) gas supplies to specific customers to meet competition. The filing contains a revenue recovery mechanism based on actual earned return on common equity. At this time, it is not known what action the TRA will take in response to the filing.

6.  Corporate Restructuring - AGLC

    In November 1994, AGLC announced a corporate restructuring plan in response to increased competition and the changes in the federal and state regulatory environments in which AGLC operates. The restructuring plan provided for reengineering AGLC's business processes and streamlining AGLC's statewide field organizations. As a result of restructuring, AGLC has combined offices and established centralized customer service centers. During the twelve months ended June 30, 1996, AGLC reduced the average number of employees by approximately 500 from prior year levels through voluntary retirement and severance programs and attrition. AGLC recorded corporate restructuring costs of $0.6 million (after income taxes) during the twelve months ended June 30, 1996, and a cumulative total of $43.1 million (after income taxes) related to the early retirement and severance programs, office closings and costs to exit AGLC's appliance merchandising and real estate investment operations. As a result of the corporate restructuring, AGLC has experienced considerable reductions in annual operating expenses from the levels incurred in fiscal 1994.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As of March 6, 1996, AGL Resources Inc. (Resources) became the parent company of Atlanta Gas Light Company (AGLC) and its subsidiaries. The holding company formation was completed upon receipt of shareholder approval on March 6, 1996, at which time each outstanding share of AGLC common stock was converted into one share of Resources common stock and AGLC became the primary subsidiary of Resources. The following discussion and analysis reflects the results of operations and financial condition of Resources since Resources reflects principally the operations of AGLC. See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.


                            Results of Operations

Three-Month Periods Ended June 30, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the three-month period ended June 30, 1996, compared with the same period in 1995.

Operating revenues increased 35.8% for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) an increase in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, (2) increased volumes of gas sold as a result of colder weather and (3) growth in the number of customers served.

AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 66.3% for the three-month period ended June 30, 1996, compared with the same period in 1995, and there was a corresponding increase in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The increase in the cost of AGLC's gas supply was primarily due to (1) an increase in the cost of gas purchased for system supply, (2) an increase in the cost of gas withdrawn from underground storage and (3) increased volumes of gas sold as a result of colder weather.

Operating margin increased 8.0% for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q), and (2) growth in the number of customers served. AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the three-month periods ended June 30, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 6.7% for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) increased costs for labor and labor related expenses, (2) increased depreciation expense recorded as a result of increased property subject to depreciation,
(3) increased franchise expenses, (4) increased outside services employed and
(5) expenses associated with the formation of Resources. AGLC recovers franchise expenses through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances franchise expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of franchise expenses would otherwise have on net income. The increase in total other operating expenses was offset partly by corporate restructuring costs of $1.7 million recorded in the three-month period ended June 30, 1995. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income taxes increased $2.0 million for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Other income increased $1.1 million for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) income from gas marketing activities, (2) the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs, and (3) an increase in the recovery of carrying costs associated with AGLC's Integrated Resource Plan (IRP).

Interest charges increased $0.6 million for the three-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased amounts of short-term debt outstanding.

Net income for the three-month period ended June 30, 1996, was $3.6 million, compared with net income of $0.3 million in 1995. Earnings per share of Resources' common stock were $0.06 for the three-month period ended June 30, 1996, compared with earnings per share of $0.01 in 1995. The increases in net income and earnings per share were primarily due to (1) revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q), (2) increased other income, (3) corporate restructuring costs of $1 million (after income taxes) included in the three-month period ended June 30, 1995, and (4) growth in the number of customers served. The increase in earnings per share was offset partly by an increase in the average number of common shares outstanding.


Nine-Month Periods Ended June 30, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the nine-month period ended June 30, 1996, compared with the same period in 1995.

Operating revenues increased 9.9% for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) increased volumes of gas sold as a result of weather that was 52% colder than the same period in 1995, (2) an increase in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and (3) growth in the number of customers served.

AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 17.5% for the nine-month period ended June 30, 1996, compared with the same period in 1995, and there was a corresponding increase in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The increase in the cost of AGLC's gas supply was primarily due to (1) increased volumes of gas sold as a result of weather that was 52% colder than the same period in 1995 and
(2) an increase in the cost of gas purchased for system supply.

Operating margin decreased 0.2% for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in operating margin was offset substantially by the recovery of increased expenses related to AGLC's IRP, which expenses are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating margin was also positively affected by growth in the number of customers served. AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the nine-month periods ended June 30, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 3.4% for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased (1) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission and (2) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased 1.8% primarily due to (1) increased depreciation expense recorded as a result of increased property subject to depreciation,
(2) increased outside services employed and (3) expenses associated with the formation of Resources. The increase in operating expenses was offset partly by decreased labor costs as a result of AGLC's recent corporate restructuring. Total other operating expenses decreased primarily due to corporate restructuring costs of $69.2 million recorded in the nine-month period ended June 30, 1995. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income taxes increased $27.1 million for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Other income increased $4.9 million for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) income from gas marketing activities and (2) the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

Interest charges increased $0.4 million for the nine-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased amounts of short-term debt outstanding. The increase was offset partly by decreased amounts of long-term debt outstanding.

Net income for the nine-month period ended June 30, 1996, was $77.7 million, compared with net income of $37.2 million in 1995. Earnings per share of Resources' common stock were $1.41 for the nine-month period ended June 30, 1996, compared with earnings per share of $0.72 in 1995. The increases in net income and earnings per share were primarily due to (1) corporate restructuring costs of $42.4 million (after income taxes) included in the nine-month period ended June 30, 1995, (2) increased other income and (3) growth in the number of customers served. The increases in net income and earnings per share were offset partly by revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The increase in earnings per share was also offset partly by an increase in the average number of common shares outstanding.


Twelve-Month Periods Ended June 30, 1996 and 1995

Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended June 30, 1996, compared with the same period in 1995.

Operating revenues increased 5.1% for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to (1) increased volumes of gas sold as a result of weather that was 53% colder than the same period in 1995, (2) an increase in the cost of AGLC's gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and (3) growth in the number of customers served.

AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of AGLC's rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 8.4% for the twelve-month period ended June 30, 1996 compared with the same period in 1995, and there was a corresponding increase in the amount recovered from customers under the purchased gas provisions of AGLC's rate schedules. The increase in the cost of AGLC's gas supply was primarily due to increased volumes of gas sold as a result of weather that was 53% colder than the same period in 1995.

Operating margin increased 1% for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to the recovery of increased expenses related to AGLC's IRP, which expenses are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating margin was also positively affected by growth in the number of customers served. The increase in operating margin was offset substantially by revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). AGLC's Weather Normalization Adjustment Riders stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended June 30, 1996 and 1995. As a result of the Weather Normalization Adjustment Riders, weather conditions experienced do not have a significant impact on the comparability of operating margin.

Operating expenses increased 3.5% for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased (1) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission and (2) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased 1% primarily due to (1) increased depreciation expense recorded as a result of increased property subject to depreciation and (2) increased outside services employed. The increase in operating expenses was offset partly by decreased labor costs as a result of AGLC's recent corporate restructuring. Total other operating expenses decreased primarily due to a decrease in restructuring costs of $68.1 million. See
Note 6 to Notes to Condensed Consolidated Financial Statements in this Form
10-Q.

Income taxes increased $28 million for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to increased taxable income.

Other income increased $4.1 million for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to income from gas marketing activities.

Interest charges decreased $0.3 million for the twelve-month period ended June 30, 1996, compared with the same period in 1995 primarily due to decreased amounts of long-term debt outstanding. The decrease was offset partly by increased amounts of short-term debt outstanding.

Net income for the twelve-month period ended June 30, 1996, was $66.9 million, compared with net income of $26.3 million in 1995. Earnings per share of Resources' common stock were $1.21 for the twelve-month period ended June 30, 1996, compared with earnings per share of $0.51 in 1995. The increases in net income and earnings per share were primarily due to (1) a decrease in corporate restructuring costs of $41.7 million (after income taxes), (2) increased other income and (3) growth in the number of customers served. The increases in net income and earnings per share were offset partly by revised firm service rates approved by the Georgia Commission which shift margins from heating months into non-heating months. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The increase in earnings per share was also offset partly by an increase in the average number of common shares outstanding.

                             Financial Condition

AGLC's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers and accounts payable to gas suppliers from September 30 to June 30 as a result of colder weather. AGLC also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $73.8 million and inventory of gas stored underground and liquefied natural gas decreased $43.1 million during the nine months ended June 30, 1996. Accounts receivable increased $41.1 million from June 30, 1995, to June 30, 1996, primarily due to increased (1) operating revenues and (2) loans to customers resulting from financing programs associated with AGLC's IRP. Accounts payable increased $14.5 million from June 30, 1995, to June 30, 1996, primarily due to a $13.5 million increase in accounts payable to pipeline suppliers.

Prior to the implementation of Order 636, the cost of bundled pipeline sales service was reviewed and approved by the Federal Energy Regulatory Commission
(FERC). Because of diminished review by FERC following the implementation of Order 636, local distribution companies such as AGLC may face greater accountability and risks from their purchasing practices for gas supply, transportation and storage services. The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1996, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Order 636 transition costs that are currently being charged by AGLC's pipeline suppliers. On August 1, 1996, AGLC filed with the Georgia Commission its Gas Supply Plan for fiscal year 1997. Hearings on AGLC's 1997 Gas Supply Plan have been scheduled for September 3, 4, and 5, 1996. Pursuant to the Gas Supply Plan Legislation, a plan must be approved by the Georgia Commission on or before September 15, 1996 or the August 1,1996 filing is deemed approved by operation of law.

AGLC and Chattanooga currently estimate that their portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of their pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $105.9 million. This estimate assumes both that FERC approval of Southern Natural Gas Company's restructuring settlement agreement is not overturned on judicial review and that FERC does not alter its GSR recovery policies on remand from the United States Court of Appeals for the District of Columbia Circuit. Such filings currently are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $78.6 million of such costs have been incurred by AGLC and Chattanooga as of June 30, 1996, recovery of which is provided under the purchased gas provisions of AGLC's and Chattanooga's rate schedules. For further discussion of the effects of FERC Order 636 on AGLC and Chattanooga, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

As noted above, AGLC recovers the cost of gas under the purchased gas provisions of AGLC's rate schedules. AGLC was in an overrecovery position of $3.4 million as of June 30, 1996, $6.3 million as of September 30, 1995, and $62.4 million as of June 30, 1995.

Cash and cash equivalents decreased $76.2 million for the twelve-month period ended June 30, 1996, primarily due to expenditures for plant and other property. The expenditures for plant and other property totaled $91 million and $128.6 million for the nine-month and twelve-month periods ended June 30, 1996, respectively. On August 31, 1995, AGLC signed an agreement with Sonat Inc. to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat Inc. AGLC invested $32.6 million in Sonat Marketing Company, L. P., for a 35% ownership interest. In addition, during June 1996, AGLC invested $0.9 million for a 35% ownership interest in Sonat Power Marketing, L.P. These ownership interests have been transferred to wholly owned subsidiaries of AGL Investments, as set forth in the following paragraph.

Ownership of AGLC's nonutility business, Georgia Gas Company, has been transferred to AGL Energy Services. Ownership of AGLC's nonutility businesses, Georgia Energy Company, Georgia Gas Service Company and Trustees Investments, Inc., has been transferred to AGL Investments. AGLC's interest in Sonat Marketing Company, L.P. has been transferred to AGL Gas Marketing, a wholly owned subsidiary of AGL Investments. In addition, AGL Investments has established a wholly owned power marketing subsidiary, AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing, L.P. The transfer of AGLC's nonutility businesses was effected through a non-cash dividend during the quarter ended June 30, 1996. Accordingly, as of June 30, 1996, AGLC's assets and earnings reinvested were reduced by $45.8 million. See
Note 1 to Notes to Condensed Consolidated Financial Statements in this Form
10-Q.

AGLC has accrued liabilities of $28.6 million as of June 30, 1996, September 30, 1995 and June 30, 1995, for estimated future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. The staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, clean-up activities at the sites and Environmental Response Costs which have been incurred for purposes of the ERCRR. Although the result of such audit is not known, management does not expect the audit to have a significant effect on AGLC's consolidated financial statements. See Part II, Item 5, "Other Information - Environmental Matters" in this Form 10-Q.

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

Short-term debt increased $20.9 million and $71.9 million for the nine-month and twelve-month periods ended June 30, 1996, respectively, primarily to meet increased working capital requirements.

Accrued pension costs decreased $5.4 million and $8 million for the nine-month and twelve-month periods ended June 30, 1996, respectively, primarily due to plan contributions.

On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided that the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 48 Negotiated Contracts filed with the Georgia Commission have been rejected.

The Georgia Commission also approved a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or until the effective date of new rates for AGLC resulting from a general rate case. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

On July 22, 1996, Chattanooga made a filing with the Tennessee Regulatory Authority (TRA), the successor to the Tennessee Public Service Commission which, if approved, would permit Chattanooga to negotiate contracts with customers who have long-term competitive options, including bypass. Under the provisions of the filing, Chattanooga could discount transportation rates and dedicate (or stream) gas supplies to specific customers to meet competition. The filing contains a revenue recovery mechanism based on actual earned return on common equity. At this time, it is not known what action the TRA will take in response to the filing.


                         PART II -- OTHER INFORMATION

    "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and should be read in conjunction therewith.

Item 1.  Legal Proceedings

             See Item 5.

Item 5.  Other Information

                          Federal Regulatory Matters

Order No. 636

    On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit issued its ruling in United Distribution Cos. v. FERC, which concerned the appeals from Order No. 636, et al. The court generally upheld the Federal Energy Regulatory Commission's (FERC) orders against a broad array of challenges, but remanded the orders to the FERC for reconsideration of certain issues, including the FERC's decision to permit pipelines to pass all of their gas supply realignment (GSR) costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. The FERC has not yet issued an order on remand, and thus it is not known whether the FERC will change its GSR policies. The court's order is subject to possible further proceedings before the District of Columbia Circuit, as well as possible petitions for certiorari to the United States Supreme Court.

    AGLC and Chattanooga currently estimate that their portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of their pipeline suppliers filed with the FERC to be recovered could be as high as approximately $105.9 million. AGLC's and Chattanooga's estimate is based on the most recent estimates of transition costs filed by their pipeline suppliers with the FERC, and assumes both that FERC approval of Southern Natural Gas Company's (Southern) restructuring settlement agreement is not overturned on judicial review and that FERC does not alter its GSR recovery policies on remand from the court as discussed above. Such filings by AGLC's and Chattanooga's pipeline suppliers are pending final FERC approval. Approximately $78.6 million of transition costs have been incurred by AGLC and Chattanooga as of June 30, 1996, recovery of which is provided under the purchased gas provisions of AGLC's and Chattanooga's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC and Chattanooga directly are set forth below.

SOUTHERN     GSR Cost Recovery Proceeding.      On April 25, 1996, the FERC
issued an order accepting Southern's March 29, 1996 filing to reduce its volumetric GSR surcharge for consenting parties to the restructuring settlement to reflect actual GSR costs incurred by Southern through December 31, 1995. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, GSR and other transition cost charges to AGLC and Chattanooga are in accordance with the settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's and Chattanooga's share of Southern's transition costs is estimated to be $85.8 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of June 30, 1996, $69.4 million of such costs have been incurred by AGLC and Chattanooga.

TENNESSEE     GSR Cost Recovery Proceeding.     Tennessee Gas Pipeline
Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On July 1, 1996, Tennessee filed with the FERC to recover an
additional  $137 million in GSR costs.   AGLC and Chattanooga protested this
filing, but the FERC accepted Tennessee's filing and permitted it to become effective subject to refund. AGLC's and Chattanooga's estimated liability for GSR costs as a result of Tennessee's filings is approximately $12.4 million, assuming that the FERC does not change its GSR policies pursuant to the Order No. 636 remand and subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. AGLC and
Chattanooga   are actively participating in Tennessee's GSR cost recovery proceeding. As of June 30, 1996, $5.2 million of such costs have been incurred by AGLC and Chattanooga.

FERC Rate Proceedings

TENNESSEE     On July 3, 1996, the FERC issued an order on exceptions from the rulings of an Administrative Law Judge (ALJ) in a prior Tennessee rate case. Among other things, the FERC's order, which is to have prospective effect, rejects a proposal to unbundle Tennessee's production area rates from its market area rates. AGLC and Chattanooga supported the unbundling proposal. The order also upholds the ALJ's ruling that Tennessee's interruptible transportation rates should be set at the 100% load factor derivative of the firm transportation rate. AGLC and Chattanooga supported the 100% load factor proposal. The order also rejects proposals to revise Tennessee's rate zone boundaries. AGLC and Chattanooga had opposed such proposals. The FERC's rulings may impact the rates contained in the settlement agreement in Tennessee's ongoing rate case, which is pending before the FERC.

TRANSCO   On June 19, 1996, Transcontinental Gas Pipe Line Corporation
(Transco) filed a proposed partial settlement to resolve cost of service and throughput issues in its current rate case. The partial settlement reserves certain cost allocation and rate design issues for hearing, including roll-in of Transco's incrementally priced Leidy Line Facilities and Transco's use of the straight-fixed variable rate design methodology. The proposal provides for a reduction of approximately $58 million in the cost of service underlying Transco's rates that have been in effect since September 1, 1995. The estimated annual reduction in costs to AGLC is $1.9 million. AGLC has filed comments in support of the proposed settlement, which is now pending before the FERC.

    On July 3, 1996, the FERC issued an order on exceptions from the rulings of an ALJ in a prior Transco rate case. Among other things, the FERC's order, which is to have prospective effect, rejects Transco's proposal to establish a firm-to-the-wellhead production area rate design, but permits Transco to file a rate case to establish firm-to-the-wellhead rates if customers with entitlements to production area capacity are permitted to determine whether they want such capacity in an open season. AGLC opposed Transco's firm-to-the-wellhead proposal. The order also reverses the ALJ's ruling that Transco must establish a separate production area cost of service. AGLC had filed exceptions seeking reversal of this aspect of the ALJ's ruling. AGLC has joined other Transco customers in seeking rehearing on the July 3 order with respect to the FERC's determination that Transco may file a new proposal to establish firm-to-the-wellhead rates, and also has sought clarification that the FERC's order does not eliminate projections against abandonment that originated in the settlements by which AGLC and other customers agreed to convert from sales to firm transportation service.

    AGLC and Chattanooga cannot predict the outcome of these federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGLC and Chattanooga. Although the outcome of such proceedings is not known, management does not expect the outcome to have a significant effect on AGLC's and Chattanooga's consolidated financial statements.

                       State Regulatory Matters

Bypass and Other Competitive Issues

    On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option to bypass AGLC's facilities and receive natural gas from other suppliers. A bypass avoidance contract (Negotiated Contract) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, once a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain effective. None of the 48 Negotiated Contracts filed to date with the Georgia Commission have been rejected.

    On May 21, 1996, the Georgia Commission adopted a Policy Statement following its November 20, 1995, Notice of Inquiry concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Among other things, the Policy Statement sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission's staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

    Consistent with specific goals in the Georgia Commission's Policy Statement, AGLC filed on June 10, 1996, the Service Provider Selection Plan
(Plan), a comprehensive plan for serving interruptible markets. The Plan calls for unbundling services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease it sales service function and the associated sales obligation; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan, which is currently pending before the Georgia Commission, also includes proposed standards of conduct for utilities' marketing affiliates. On August 9, 1996, the Georgia Commission voted to set a procedural schedule for hearings on the proposed Plan that would allow such a plan to become effective on or before October 1, 1997.

    On January 8, 1996, proposed legislation was introduced in the Georgia General Assembly which would allow local gas companies to negotiate contract prices and terms for gas services to large commercial and industrial customers absent Georgia Commission mandated rates. The Georgia General Assembly delayed consideration of HB 1153, The Natural Gas Fair Pricing Act, during the 1996 session. Senate and House committees have been created to study and recommend a comprehensive course of action by December 31, 1996, for deregulating the natural gas industry.

    On August 1, 1996, AGLC filed with the Georgia Commission its Gas Supply Plan for fiscal year 1997. Pursuant to the Gas Supply Plan Legislation enacted by the Georgia General Assembly, each investor-owned local natural gas distribution company is required to file on or before August 1 of each year, a proposed gas supply plan for the following year, as well as a proposed gas cost recovery factor to be used in the same time period. Natural gas companies are allowed to recover from their customers the costs associated with implementing gas supply plans which are approved by the Georgia Commission. Hearings on AGLC's 1997 Gas Supply Plan have been scheduled for September 3, 4, and 5, 1996. Pursuant to the Gas Supply Plan Legislation, a plan must be approved by the Georgia Commission on or before September 15, 1996, or the August 1, 1996 filing is deemed approved by operation of law.

    On July 22, 1996, Chattanooga made a filing with the Tennessee Regulatory Authority (TRA), the successor to the Tennessee Public Service Commission which, if approved, would permit Chattanooga to negotiate contracts with customers who have long-term competitive options, including bypass. Under the provisions of the filing, Chattanooga could discount transportation rates and dedicate (or stream) gas supplies to specific customers to meet competition. The filing contains a revenue recovery mechanism based on actual earned return on common equity. At this time, it is not known what action the TRA will take in response to the filing.

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

    Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding those sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $28.6 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating those same former MGP sites could be as high as $109 million, excluding those sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on these estimates of future environmental regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the range can be identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

    The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined below, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites.

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


Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

              10(a) - FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership.

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


                                                AGL Resources Inc.
                                                   (Registrant)




Date   August 14, 1996                          /s/  David R. Jones
                                                David R. Jones
                                                President and CEO



Date   August 14, 1996                          /s/  J. Michael Riley
                                                J. Michael Riley
                                                V. P. and CFO
                                           (Principal Financial Officer)





                                            Atlanta Gas Light Company
                                                   (Registrant)




Date   August 14, 1996                          /s/  David R. Jones
                                                David R. Jones
                                                President and CEO


Date   August 14, 1996                          /s/  Gerald A. Hinesley
                                                Gerald A. Hinesley
                                  Controller - AGL Resources Service Company
                                   (Principal Accounting Officer for AGLC)