Form 10-K
period 1996-09-30
ATLANTA GAS LIGHT CO
filed 1996-12-27
CIK 8154

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996     Commission File Number 1-9905

                           ATLANTA GAS LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

           GEORGIA                                        58-0145925
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

303 Peachtree Street, N.E., Atlanta Georgia
                 30308                                   404-584-4000
(Address and zip code of principal             (Registrant's telephone number,
          executive offices)                         including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Preferred Shares                      New York Stock Exchange
    (Title of Class)                     (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                   Cumulative Preferred Stock, $100 Par Value
                  Cumulative Preferred Stock, $100 Stated Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

The number of shares of Atlanta Gas Light Company Common Stock outstanding as of November 29, 1996, was one share. All outstanding shares of Atlanta Gas Light Company Common Stock are held by AGL Resources Inc.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                TABLE OF CONTENTS

                                                                         Page
PART I
    Item 1.        Business.............................................    1
    Item 2.        Properties...........................................   13
    Item 3.        Legal Proceedings....................................   13
    Item 4.        Submission of Matters to a Vote of Security
                     Holders............................................   15

PART II
    Item 5.        Market for the Registrant's Common Equity and
                     Related Stockholder Matters........................   16
    Item 6.        Selected Financial Data..............................   17
    Item 7.        Management's Discussion and Analysis of Results
                     of Operations and Financial Condition..............   18
    Item 8.        Financial Statements and Supplementary Data..........   26
    Item 9.        Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................   49

PART III
    Item 10.       Directors and Executive Officers of the Registrant...   50
    Item 11.       Executive Compensation...............................   51
    Item 12.       Security Ownership of Certain Beneficial Owners and
                     Management.........................................   56
    Item 13.       Certain Relationships and Related Transactions.......   58

PART IV
     Item 14.      Exhibits,  Financial Statement Schedules and Reports
                     on Form 8-K .......................................   59

Signatures        ......................................................   66

                                     Part I

Item 1.    Business

GENERAL

       Atlanta Gas Light Company (AGLC) was incorporated on February 16, 1856, by a special act of the Georgia General Assembly. On March 6, 1996, AGLC completed a corporate restructuring in which a new company, AGL Resources Inc. (AGL Resources) became the holding company for AGLC, a natural gas distribution utility and its subsidiaries. During the third and fourth quarters of fiscal 1996, ownership of AGLC's nonregulated businesses was transferred to AGL Resources and its various subsidiaries. See Note 1 in Notes to Consolidated Financial Statements on page 32 of this Form 10-K. Unless noted specifically or otherwise required by context, references to AGLC include the operations and activities of AGLC and Chattanooga Gas Company, a wholly owned natural gas utility subsidiary of AGLC (Chattanooga).

       AGLC is engaged in the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area. AGLC's major service area is the ten county metropolitan Atlanta area. Metropolitan Atlanta has an estimated population of 3 million, constituting approximately 41% of the total population of Georgia. Approximately 66% of AGLC's customers are located in the Atlanta metropolitan area. These customers consume 48% of the natural gas sold and transported and provide approximately 60% of the gas revenues of AGLC. AGLC's other principal service areas in Georgia are the Athens, Augusta, Brunswick, Macon, Rome, Savannah and Valdosta areas. During the fiscal year ended September 30, 1996, AGLC supplied natural gas service to an average of approximately 1.3 million customers in Georgia including 516 centrally metered customers serving 50,098 apartment units. AGLC provides natural gas service in 235 cities and surrounding areas in Georgia. In addition to AGLC's service areas in Georgia, natural gas service was supplied by Chattanooga to an average of approximately 52,000 customers in Chattanooga and Cleveland, Tennessee, and surrounding portions of Hamilton County and Bradley County, Tennessee during the fiscal year ended September 30, 1996. All of AGLC's natural gas service area is certificated by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission.

       The areas served by AGLC in Georgia outside the metropolitan areas described in the preceding paragraph were for many years primarily agricultural, with timber, poultry, cattle, cotton, tobacco, peanuts and soy beans among the principal products. However, both industry and agriculture are currently important to the economies of these areas. In addition to the industries that use local natural resources such as pulpwood, clay, marble, talc and kaolin, AGLC serves a number of nationally known organizations that operate installations in Georgia. These operations increase substantially the diversification of industry in AGLC's service area.

       During fiscal 1996, AGLC added approximately 41,500 customers, based on 12-month average calculations, representing an increase over the prior year of approximately 3%. Substantially all of this growth was in the residential and small commercial service categories.

       The ten largest customers of AGLC accounted for 1.9% and 1.4% of total operating revenues and operating margin, respectively, for the fiscal year ended September 30, 1996. For the same period, volumes of gas sold and transported to the ten largest customers accounted for 10.6% of total volumes of gas sold and transported.

       AGLC's  consolidated  operating  revenues  during the  fiscal  year ended
September 30, 1996, were $1.2 billion, of which approximately 58% was derived from residential customers, 24% from commercial customers, 15% from industrial customers, 2% from transportation customers and 1% from other sources.

       Through September 30, 1996, historic maximum daily sendout of natural gas was approximately 2.15 billion cubic feet which occurred on February 4, 1996. The mean temperature in the metropolitan Atlanta area that day was 11(degree) F. AGLC's business is highly seasonal in nature and heavily dependent on weather because of the substantial use of gas for heating purposes. However, AGLC has implemented weather normalization adjustment riders. The weather normalization adjustment riders, which were approved by the Georgia Commission and the TRA, offset the impact that either unusually cold or unusually warm weather has on operating margin, earnings and cash flow and are designed to stabilize operating margin and earnings at the levels which would occur with normal weather. For the effects of seasonal variations on quarterly earnings, see Note 14 in Notes to Consolidated Financial Statements on page 47 of this Form 10-K.

       On September 30, 1996, AGLC and its subsidiaries had 2,383 employees. Approximately 640 employees working for AGLC are covered by provisions of collective bargaining agreements with the General Teamsters Local Union No. 528. The master agreement, among the Teamsters, AGLC and AGL Resources Service Company (Service Company), provides for a $1,000 lump sum payment to each covered employee in October 1996 and a $500 lump sum payment in September 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998 and 3.5% in 1999. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1999. That agreement expires September 17, 2000.

       A five-year collective bargaining agreement among AGLC, Service Company and the International Union of Operating Engineers, Local Union No. 474, covering 60 employees in Savannah, Georgia, was ratified on November 14, 1996. The contract provides for a $1,000 lump sum payment to each covered employee in November 1996 and a $500 lump sum payment in November 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998, 3.5% in 1999, and 3% in the year 2000. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1998. That agreement expires November 4, 2001.

       Additionally, AGLC has approximately 60 employees at its Chattanooga and Cleveland, Tennessee facilities covered by an agreement with the Utility Workers Union of America, Local Union No. 461. A new five-year agreement with the Utility Workers became effective October 15, 1996. The agreement provides for a $1,000 lump sum payment to each covered employee in November 1996 and a $500 lump sum payment in October 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998, 3.5% in 1999, and 3% in the year 2000. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1998. That agreement expires October 14, 2001.

       AGLC holds franchises, permits, certificates and rights which management believes are sufficient for the operation of its properties without any substantial restrictions and adequate for the operation of its gas distribution business.

FORMATION OF HOLDING COMPANY

       As a result of the formation of the holding company, ownership of nonregulated businesses was transferred from AGLC to AGL Resources and various subsidiaries of AGL Resources. Ownership of Georgia Gas Company (natural gas production activities) has been transferred to AGL Energy Services, Inc. (AGL Energy Services). Ownership of Georgia Energy Company (natural gas vehicle conversions), Georgia Gas Service Company (retail propane sales) and Trustees Investments, Inc. (real estate holdings) has been transferred to AGL Investments, Inc. (AGL Investments). AGLC's interest in Sonat Marketing Company L.P. has been transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. In addition, AGL Investments has established two wholly owned subsidiaries: AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing, L.P., and AGL Consumer Services, Inc., an energy-related consumer products and services company. The transfer of AGLC's nonregulated businesses to those subsidiaries of AGL Resources was effected through a noncash dividend of $45.9 million during fiscal 1996. Prior to that transfer, the aggregate net income contributed by nonregulated subsidiaries in fiscal 1996 was $3.7 million.

       Service Company was formed during fiscal 1996 to provide corporate support services to AGL Resources and its subsidiaries. The transfer of related assets from AGLC to Service Company and other nonregulated subsidiaries was effected through a noncash dividend of $34.3 million during the fourth quarter of fiscal 1996. Expenses of Service Company are allocated to AGL Resources and its subsidiaries.


NEW JOINT VENTURE

       During December 1996, AGL Resources signed a letter of intent with Transcontinental Gas Pipe Line Corporation (Transco) to form a joint venture, which would be known as Cumberland Pipeline Company, to operate and market interstate pipeline capacity. The transaction is subject to various corporate and regulatory approvals.

       Initially, the 135-mile Cumberland pipeline will consist of existing pipeline infrastructure owned by the two companies. Projected to enter service by November 1, 2000, Cumberland will provide service to AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley.

       Affiliates of Transco and AGL Resources each will own 50% of the new pipeline company, and an affiliate of Transco will serve as operator. The project will be submitted to the Federal Energy Regulatory Commission for approval in the fourth quarter of 1997.













            The remainder of this page was intentionally left blank.


Gas Sales and Statistics
FOR THE YEARS ENDED SEPTEMBER 30
                                                            1996         1995         1994         1993         1992
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (Millions of Dollars)
  Sales of gas
    Residential .................................   $      708.8 $      610.6 $      700.7 $      658.2 $      575.7
    Commercial ..................................          288.8        243.2        285.8        268.1        231.5
    Industrial ..................................          178.8        169.4        172.1        154.2        140.9
  Transportation revenues .......................           21.5         23.9         22.6         33.8         36.6
  Miscellaneous revenues ........................           19.7         15.9         18.7         16.0          9.9
---------------------------------------------------------------------------------------------------------------------
  Total utility operating revenues ..............   $    1,217.6 $    1,063.0 $    1,199.9 $    1,130.3 $      994.6
=====================================================================================================================
Utility Throughput
  Therms sold (Millions)
     Residential ................................        1,165.4        916.8      1,003.1      1,001.4        915.4
     Commercial .................................          538.2        454.0        478.9        478.5        433.9
     Industrial .................................          449.6        526.0        424.8        388.7        445.0
---------------------------------------------------------------------------------------------------------------------
  Therms transported ............................          738.7        722.8        697.4        795.6        901.8
---------------------------------------------------------------------------------------------------------------------
      Total utility throughput ..................        2,891.9      2,619.6      2,604.2      2,664.2      2,696.1
=====================================================================================================================
Average Utility Customers (Thousands)
  Residential ...................................        1,289.4      1,250.4      1,215.2      1,182.7      1,152.2
  Commercial ....................................          102.5        100.0         98.0         95.7         93.7
  Industrial ....................................            2.6          2.6          2.5          2.5          2.5
---------------------------------------------------------------------------------------------------------------------
      Total .....................................        1,394.5      1,353.0      1,315.7      1,280.9      1,248.4
=====================================================================================================================
Sales, Per Average Residential Customer
  Gas sold (Therms) .............................          904          733          825          847          794
  Revenue (Dollars) .............................          550.00       488.32       576.61       556.52       499.65
  Revenue per therm (Cents) .....................           60.8         66.6         69.9         65.7         62.9
Degree Days - Atlanta Area
  30-year normal ................................        2,991        2,991        2,991        3,021        3,021
  Actual ........................................        3,191        2,121        2,565        2,852        2,552
  Percentage of actual to 30-year normal ........          106.7         70.9         85.8         94.4         84.5
Gas Account (Millions of Therms)
  Natural gas purchased .........................        1,632.9      1,406.9      1,453.6      1,629.9      1,555.4
  Natural gas withdrawn from storage ............          596.0        520.7        500.3        276.4        263.3
  Gas transported ...............................          738.7        722.8        697.4        795.6        901.8
---------------------------------------------------------------------------------------------------------------------
      Total send-out ............................        2,967.6      2,650.4      2,651.3      2,701.9      2,720.5
  Less
    Unaccounted for .............................           60.4         20.4         37.2         29.0         16.2
    Company use .................................           15.3         10.4          9.9          8.7          8.2
---------------------------------------------------------------------------------------------------------------------
      Sold and transported to utility customers .        2,891.9      2,619.6      2,604.2      2,664.2      2,696.1
=====================================================================================================================
Cost of Gas (Millions of Dollars)
  Natural gas purchased .........................   $      547.1 $      389.4 $      550.1 $      595.7 $      487.9
  Natural gas withdrawn from storage ............          171.6        182.4        186.7        105.3        102.6
---------------------------------------------------------------------------------------------------------------------
  Cost of gas - utility operations ..............   $      718.7 $      571.8 $      736.8 $      701.0 $      590.5
=====================================================================================================================
Utility Plant - End of Year (Millions of Dollars)
  Gross plant ...................................   $    1,969.0 $    1,919.9 $    1,833.2 $    1,740.6 $    1,634.8
  Net plant .....................................   $    1,361.2 $    1,336.6 $    1,279.6 $    1,217.9 $    1,157.4
  Gross plant investment per customer
    (Thousands of Dollars) ......................   $        1.4 $        1.4 $        1.4 $        1.4 $        1.3
Capital Expenditures (Millions of Dollars) ......   $      132.5 $      121.7 $      122.5 $      122.2 $      132.9
Gas Mains - Miles of 3" Equivalent ..............       29,045       28,520       27,972       27,390       26,936
Employees - Average .............................        2,883        3,191        3,711        3,721        3,764
Average Btu Content of Gas ......................        1,024        1,027        1,032        1,027        1,024
=====================================================================================================================


                  GAS SUPPLY SERVICES, PRICING AND COMPETITION

                                     General

      AGLC is served directly by four interstate pipelines: Southern Natural Gas Company (Southern), South Georgia Natural Gas Company (South Georgia), Transcontinental Gas Pipe Line Corporation (Transco) and East Tennessee Natural Gas Company (East Tennessee), in combination with its upstream pipeline, Tennessee Gas Pipeline Company (Tennessee) ,the parent company and primary source of gas for East Tennessee.

      As a result of Order 636, gas purchasing decisions made by local distribution companies (LDCs) are subject to greater review by state regulatory commissions. However, out of the 1994 Georgia General Assembly, legislation was enacted which provides for annual review and approval by the Georgia Commission of AGLC's gas services portfolio on a prospective basis. On August 1, 1996, AGLC made its annual gas supply plan filing for fiscal 1997 and on September 13, 1996, the Georgia Commission issued its order approving the mix of gas services in the portfolio.

      Additionally, AGL Energy Services was formed to provide consulting and energy management services to AGL Resources' regulated operations and to other nonregulated gas marketers. Through innovative management of gas supply assets that maximize off-system sales, AGL Energy Services is expected to boost AGL Resources' operating margins. For example, the TRA has approved a gas supply incentive mechanism under which the net margin associated with off-system sales is shared equally between Chattanooga and its firm customers.

              Firm Pipeline Transportation and Underground Storage

       The table on the following page shows the amount of firm transportation and describes the types and amounts of underground storage that both AGLC and Chattanooga have elected or been assigned under Order 636. The table also shows services that were not affected by the implementation of Order 636.














            The remainder of this page was intentionally left blank.

                                        Production Area   Supplemental
                                            Underground   Underground
                                 Maximum       Storage      Storage
                                    Firm       Maximum      Maximum
                          Transportation     Withdrawal   Withdrawal    Expiration
                                 Mcf/Day      Mcf/Day(1)   Mcf/Day(2)   Date
                                 -------      -------      -------      -------
ATLANTA GAS LIGHT COMPANY
-------------------------
Southern
        Firm Transportation        1,000                                June 30, 2007
        Firm Transportation      604,857                                February 28, 1999
        Firm Transportation       45,272                                February 29, 2000
        Firm Transportation      110,905                                April 30, 2007
        CSS                                   382,089                   February 28, 1999
        CSS                                    24,133                   February 29, 2000
        ANR - 50                                           113,000      March 31, 2003
        ANR - 100                                           55,500      March 31, 2003
Transco
        Firm Transportation      107,600                                March 31, 2010
        Firm Transportation       15,000                                July 1, 2005
        Firm Transportation        6,222                                March 17, 2008
        Firm Transportation        4,500                                October 31, 2009
        WSS                                    70,588                   March 31, 2010
        Eminence Storage                       11,263                   March 31, 1997
        Eminence Storage                       19,034                   October 31, 2013(3)
        GSS                                                 57,016      June 30, 2001(3)
        GSS                                                 67,919      March 31, 2013(3)
        LSS                                                 17,430      March 31, 1994(4)
        SS-1                                                20,211      March 31, 2009
        LGA                                                 41,522      October 31, 1991(4)
        Cove Point LNG                                      66,667      April 15, 1997
        Other                                               14,493      March 31, 2001
        Other                                                4,831      March 31, 1997
Tennessee/East Tennessee
        Firm Transportation       62,000                                November 1, 2000(3)
        FS Storage                             29,485                   November 1, 2000
        CNG                                     3,321                   March 31, 2001
South Georgia
        Firm Transportation       11,877                                April 30, 2007
        ANR - 100                                              708      March 31, 2003
        CSS                                     6,764                   February 28, 1998
                                 -------      -------      -------
             Total               969,233      546,677      459,297
                                 =======      =======      =======

CHATTANOOGA GAS COMPANY
-----------------------
Southern
        Firm Transportation        4,649                                February 28, 2000
        Firm Transportation       14,051                                February 28, 2000
        Firm Transportation        3,300                                April 30, 2007
        CSS                                    14,051                   February 28, 2000
Tennessee/East Tennessee
        Firm Transportation       45,000                                November 1, 2000(3)
        FS Storage                             20,802                   November 1, 2000
        CNG                                     2,411                   March 31, 2001
                                 -------      -------
             Total                67,000       37,264
                                 =======      =======

(1) Production area storage requires a complementary amount of the firm transportation capacity identified in the first column to move storage gas withdrawals to AGLC's service area.

(2)  Supplemental  underground  storage  withdrawals  include delivery to AGLC's service  area  and  do not  require  any of  the  firm  transportation  capacity identified  in the first  column.  Injections  into  supplemental  " underground
storage  require  incremental  transportation,   primarily  from  transportation
identified in Column 1."

(3) Expiration dates are shown for these contracts although contracts have not yet been executed. AGLC is operating under Natural Gas Act (NGA) certificate authority while negotiating these contracts.

(4) AGLC is operating under NGA certificate authority while negotiating these contracts.


                                 Wellhead Supply

       AGLC and Chattanooga have entered into firm wellhead supply contracts of 442,973 Mcf/day and 27,427 Mcf/day, respectively, to supply their firm transportation and underground storage requirements. AGLC anticipates entering into additional firm wellhead supply contracts by the end of December 1996 of up to 58,851 Mcf/day for AGLC and 6,342 Mcf/day for Chattanooga. AGLC also purchases spot market gas as needed during the year.

                              Liquefied Natural Gas

       To meet the demand for natural gas on the coldest days of the winter months, AGLC must also maintain sufficient supplemental quantities of liquefied natural gas (LNG) in its supply portfolio. AGLC's three strategically located Georgia-based LNG plants -- north and south of Atlanta and near Macon -- currently provide a combined maximum daily supplement of 665,000 Mcf and a combined usable storage capacity of 72 million gallons, equivalent to 6,214,921 Mcf. This combined maximum daily supplement is expected to increase to 765,000 Mcf in January 1997 with the installation of additional equipment at the LNG plant north of Atlanta. Chattanooga's LNG plant provides a maximum daily supplement of 90,000 Mcf and has a usable storage capacity of 13 million gallons, equivalent to 1,207,574 Mcf.

                                   Competition

       AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

       AGLC can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist: Negotiated Contracts, Interruptible Transportation and Sales Maintenance (ITSM) discounts and Special Contracts.

       On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, after a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain in effect. None of the Negotiated Contracts filed to date with the Georgia Commission have been rejected.

       The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case. Under the recovery mechanism, AGLC is allowed to recover from other customers 75% of the difference between
(a) the nongas cost revenue that was received from the potential Bypass Customer during the most recent 12- month period and (b) the nongas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. Concerning the remaining 25% of the difference, AGLC is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGLC is made whole for discounts from Negotiated Contracts. To the extent there are additional capacity release revenues, AGLC is allowed to retain 15% of such amounts.

       In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGLC's ITSM Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in AGLC's 1993 rate case will continue to be recovered under the ITSM Rider.

       The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules, or Negotiated Contract procedures. A Special Contract, for example, could involve AGLC providing a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition.

     Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to approximately 50 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and five interruptible customers.

       For additional information regarding competitive initiatives in Georgia, see Part I, Item 1, "Business State Regulatory Matters."

       On July 22, 1996, Chattanooga filed a plan with the TRA that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 7, 1996, the TRA hearing officer recommended approval of a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.


FEDERAL REGULATORY MATTERS

                                    Order 636

       On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued its ruling in UNITED DISTRIBUTION COS. V. FERC, concerning the appeals from Order No. 636, which mandated the unbundling of interstate pipeline sales service and established new open access transportation regulations. The court generally upheld the Federal Energy Regulatory Commission's (FERC) orders against a broad array of challenges, but remanded the orders to the FERC for reconsideration of certain issues, including the FERC's decision to permit pipelines to pass all of their gas supply realignment (GSR) costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. The FERC has not yet issued an order on remand, and thus it is not known whether the FERC will change its GSR policies. On October 29, 1996, the D.C. Circuit rejected requests for rehearing filed by AGLC and others, which sought reversal of the court's ruling affirming the FERC's authority over capacity release by LDCs. The court's order is subject to possible further proceedings before the United States Supreme Court.

       AGLC, based on filings with FERC by its pipeline suppliers, currently estimates that its portion of transition costs, costs that previously were recovered in the pipelines' rate for bundled sales services, from all of its pipeline suppliers would be approximately $109.9 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $80.6 million of such costs have been incurred by AGLC as of September 30, 1996, and are being recovered from its customers under the purchased gas provisions of AGLC's rate schedules. Transition costs have not affected the total cost of gas to AGLC's customers significantly because (1) AGLC purchases its wellhead gas supplies based on market prices that are below the cost of gas previously embedded in the bundled pipelines' sales service rates and (2) many elements of transition costs previously were embedded in the rates for the pipelines' bundled sales service. See Part I, Item 1, "State Regulatory Matters - Gas Supply Filing" in this Form 10-K for further discussion of recovery of gas costs.

       Details concerning the status of the Order 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN
Restructuring  Proceeding.
     AGLC has filed several petitions for review with the D. C. Circuit concerning various aspects of Southern's restructuring. Those aspects include favorable treatment of small customers, rate mitigation, mitigation of GSR costs, and tying of firm storage service to firm transportation service. AGLC has moved to withdraw those petitions for review in light of the FERC's approval of the restructuring settlement between Southern and its customers, as discussed below, but the court has not yet acted on AGLC's motion.

GSR Cost Recovery Proceeding.
     On April 11, 1996, the FERC issued an order constituting final approval of the settlement agreement between AGLC, Southern, and other customers which resolves virtually all pending Southern proceedings before the FERC and the courts. The settlement resolves Southern's pending general rate proceedings, which relate to Southern's rates charged from January 1, 1991, through the present. The settlement provides for rate reductions and refund offsets against GSR costs. It also resolves Southern's Order No. 636 transition cost proceedings and provides for revisions to Southern's tariff. The FERC's approval of the settlement is subject to action on petitions for review filed by parties opposing the settlement.

       On April 25, 1996, the FERC issued an order accepting Southern's March 29, 1996, filing to reduce its volumetric GSR surcharge for consenting parties to the restructuring settlement to reflect actual GSR costs incurred by Southern through December 31, 1995. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, GSR and other transition cost charges to AGLC are in accordance with the settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $85.5 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of September 30, 1996, $70.9 million of such costs have already been incurred by AGLC.

TENNESSEE
Restructuring  Proceeding.
     AGLC has filed several petitions for review with the D. C. Circuit concerning various aspects of Tennessee's restructuring. Those aspects include favorable treatment for small customers, rate mitigation and others. AGLC also has filed a petition for review of FERC orders concerning Tennessee's service obligation to AGLC. AGLC's petitions for review currently are pending with the court.

GSR Cost Recovery  Proceeding.
     Tennessee has made several quarterly GSR recovery filings. AGLC's estimated liability as a result of Tennessee's prior GSR recovery filings is approximately $16.8 million, assuming that the FERC does not change its GSR policies pursuant to the Order No. 636 remand and subject to possible reduction based on the hearing FERC established to investigate Tennessee's costs. AGLC is actively participating in Tennessee's GSR cost recovery proceeding. As of September 30, 1996, $5.4 million of such costs have been incurred by AGLC.

Columbia  Gas  Transmission  Corporation.
     AGLC has filed a petition for review of a FERC order approving a settlement between Tennessee and Columbia Gas Transmission Corporation (Columbia). The settlement resolves issues relating to Columbia's upstream capacity on Tennessee's system, as well as certain other matters between the two pipelines. AGLC has sought review of the order on the ground that the FERC has failed to ensure that Tennessee's customers will be made whole with respect to Tennessee's agreement to permit Columbia to abandon certain contracts for capacity on Tennessee's system.

                              FERC Rate Proceedings

       AGLC also is participating in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers. To the extent that these cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.




SOUTHERN
     As noted above, the FERC has approved the restructuring settlement agreement between AGLC, Southern, and other customers that resolves all issues between AGLC and Southern for Southern's outstanding rate proceedings.

SOUTH  GEORGIA
     On December 20, 1995, the FERC issued an order upholding an initial decision by an administrative law judge (ALJ) in South Georgia's rate case that South Georgia's interruptible transportation (IT) rate should be based on a load factor of 100% on a prospective basis. AGLC supported the 100% load factor IT rate at the hearing in this proceeding. No party has sought rehearing of the FERC's ruling, which is therefore final.

TENNESSEE
     On April 5, 1996, Tennessee filed with the FERC a comprehensive settlement to resolve all issues in its current rate case. The settlement provides for a reduction of approximately $83 million in the cost of service underlying Tennessee's rates in effect since July 1, 1995, and also provides for Tennessee to share a portion of costs associated with firm capacity relinquished by its customers. AGLC filed comments supporting the settlement. AGLC's estimated annual reduction in cost is $2.2 million. The FERC approved the proposed settlement on October 30, 1996, but the order approving the settlement is pending requests for rehearing and therefore is not yet final.

       On July 3, 1996, the FERC issued an order on exceptions from the rulings of an ALJ in a prior Tennessee rate case. Among other things, the FERC's order, which is to have prospective effect, rejects a proposal to unbundle Tennessee's production area rates from its market area rates. AGLC supported the unbundling proposal. The order also upholds the ALJ's ruling that Tennessee's interruptible transportation rates should be set at the 100% load factor derivative of the firm transportation rate. AGLC supported the 100% load factor proposal. The order also rejects proposals to revise Tennessee's rate zone boundaries. AGLC has opposed such proposals. The FERC's rulings may impact the rates contained in the settlement agreement in Tennessee's FERC rate case, which was approved by the FERC on November 1, 1996. The FERCs order approving the settlement is pending requests for rehearing and therefore is not yet final.

TRANSCO
     On June 19, 1996, Transco filed a proposed partial settlement to resolve cost of service and throughput issues in its current rate case. The partial settlement reserves certain cost allocation and rate design issues for hearing, including roll-in of Transco's incrementally priced Leidy Line facilities and Transco's use of the straight-fixed-variable rate design methodology. The proposal provides for a reduction of approximately $58 million in the cost of service underlying Transco's rates that have been in effect since September 1, 1995. The estimated annual reduction in costs to AGLC is $2.4 million. AGLC filed comments in support of the proposed settlement, which was approved by the FERC on November 1, 1996. The FERC's order approving the settlement is pending requests for rehearing and therefore is not yet final.

       On July 3, 1996, the FERC issued an order on exceptions from the rulings of an ALJ in a prior Transco rate case. Among other things, the FERC's order, which is to have prospective effect, rejects Transco's proposal to established a firm-to-the-wellhead production area rate design, but permits Transco to file a rate case to establish firm-to-the-wellhead rates if customers with entitlements to production area capacity are permitted to determine whether they require such capacity in an open season. AGLC opposed Transco's firm-to-the-wellhead proposal. The order also reverses the ALJ's ruling that Transco must establish a separate production area cost of service. AGLC had filed exceptions seeking reversal of this aspect of the ALJ's ruling. AGLC has joined other Transco customers in seeking rehearing of the July 3, 1996 order with respect to the FERC's determination that Transco may file a new proposal to establish firm-to-the-wellhead rates, and also has sought clarification that the FERC's order does not eliminate protections against abandonment that originated in the settlements by which AGLC and other customers agreed to convert from sales to firm transportation service.

       On November 1, 1996, Transco filed to increase its rates by approximately $83 million over the last rates approved by the FERC. Among other things, Transco filed its own proposal to roll into systemwide rates the costs of the incrementally-priced Leidy Line and Southern Expansion facilities on a prospective basis, after a hearing. AGLC filed a protest challenging the roll-in proposal and the magnitude of the requested rate increase. On November 29, 1996, the FERC issued an order accepting Transco's filing, subject to refund and a hearing, and consolidated Transco's roll-in proposal with its ongoing rate case, where a Leidy Line roll-in proposal by other parties is being litigated.


ANR PIPELINE
     ANR Pipeline (ANR) provides transportation services to Southern under a case-specific certificate issued by the FERC in 1980. Southern entered into this transportation arrangement with ANR in order to provide Southern's customers, including AGLC, access to storage facilities owned and operated by ANR Storage Company. According to Southern, approximately 96% of Southern's service entitlement on ANR is used to serve AGLC. AGLC has actively participated in the hearing procedures established by the FERC with respect to ANR's general rate proceeding, supporting a reduced transportation rate for ANR's services to Southern. That proceeding currently is pending for decision before an ALJ.


                                  Miscellaneous

SECONDARY MARKETS
     On July 31, 1996, the FERC issued a notice of proposed rulemaking concerning changes to the FERC's regulations governing release of firm pipeline capacity, as well as the sale by pipelines of interruptible transportation and short-term firm capacity. The FERC is not proposing to eliminate the prohibition against pricing released capacity at higher than the pipeline's maximum tariff rate for firm service. However, the FERC has solicited applications from pipelines and local distribution companies to participate in a pilot program in which the prices for released firm capacity, interruptible transportation, and short-term firm capacity are not capped. AGLC has not sought permission to participate in the pilot program, but is monitoring the process. One of AGLC's pipeline suppliers, Transco, sought approval to participate in the pilot program, but the FERC rejected Transco's application.

NEGOTIATED RATES
     The FERC has issued a policy statement authorizing pipelines to establish mechanisms by which they may charge separately negotiated rates to particular customers in lieu of their tariff rates. The FERC has required pipelines to retain in their tariffs a "recourse rate," which must be approved by the FERC, and which must be available to those customers that do not choose to separately negotiate a rate with the pipeline. Of the pipelines that supply AGLC, Transco, Tennessee, and East Tennessee have requested authority to separately negotiate rates. The FERC has approved the applications by Transco, Tennessee, and the application filed by East Tennessee. The FERC's policy statement has been appealed to the D. C. Circuit, and AGLC has intervened in that proceeding.


                                    Arcadian

       The FERC has granted final approval to the settlement between Southern and Arcadian Corporation (Arcadian); see Part I, Item 3, "Legal Proceedings." The settlement resolves both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGLC. The settlement provides for Southern to provide firm transportation service to Arcadian at a negotiated rate for an initial term of five years ending October 31, 1998. In addition, the settlement establishes tariff language addressing the conditions under which Southern will address future requests for direct transportation service. AGLC sought rehearing of the FERC's order approving the settlement but the FERC rejected AGLC's rehearing request on November 26, 1996. AGLC had petitioned for review of the FERC's prior orders in this proceeding in the United States Court of Appeals for the Eleventh Circuit. AGLC's appeals have been held in abeyance pending action by the FERC on AGLC's rehearing request. If the FERC's orders approving the restructuring settlement between Southern, AGLC and the other customers are upheld on appeal, it will resolve the undue discrimination issue raised by AGLC in Southern's current rate case.

       On April 22, 1996, AGLC filed to withdraw portions of its request for rehearing of the FERC's order approving the November 12, 1993, settlement between Arcadian and Southern. The portions of the request for rehearing that AGLC proposes to withdraw, pursuant to the restructuring settlement with Southern, are those that allege that Southern's discounted rates to Arcadian constitute an anticompetitive "price squeeze" against AGLC.

       AGLC cannot predict the outcome of these federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGLC.


STATE REGULATORY MATTERS

                            Atlanta Gas Light Company

REGULATORY REFORM INITIATIVES

       Two regulatory reform initiatives are pending in Georgia, both designed to increase competition and reduce the role of regulation within the natural gas industry. The first such initiative is the subject of a proceeding at the Georgia Commission; the second initiative is before study committees of the Georgia General Assembly.

       With respect to the first initiative, on November 20, 1995, the Georgia Commission issued a Natural Gas Notice of Inquiry soliciting comments on how to introduce more competition into natural gas markets within Georgia. Following written comments and oral presentations from numerous parties, on May 21, 1996, the Georgia Commission adopted a Policy Statement that, among other things, sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission Staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

       Consistent with specific goals in the Georgia Commission's Policy Statement, on June 10, 1996, AGLC filed a comprehensive plan for serving interruptible markets called the Natural Gas Service Provider Selection Plan (the Plan). The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and marketing affiliates of utilities. Hearings on the proposal began in December 1996 and are scheduled to resume in January and February 1997. A decision is expected from the Georgia Commission prior to March 1, 1997.

       The second major initiative to increase competition and decrease the role of regulation in Georgia is before study committees of the Georgia General Assembly. The 1996 Georgia General Assembly considered, but delayed action on, The Natural Gas Fair Pricing Act, which would have allowed local gas companies to negotiate contract prices and terms for gas services with large commercial and industrial customers absent Georgia Commission-mandated rates. The Georgia General Assembly stated through resolutions a desire to fashion a more comprehensive approach to deregulation and unbundling of natural gas services in Georgia. Those resolutions, adopted during the 1996 session, created Senate and House committees to study and recommend a comprehensive course of action by December 31, 1996, for deregulating natural gas markets in Georgia.

       The separate Senate and House study committees conducted joint meetings during September, October and November 1996, with the goal of crafting a comprehensive deregulation bill for the 1997 General Assembly, which convenes in January 1997. The natural gas deregulation plan under consideration by the committees would unbundle services to all of AGLC's natural gas customers, would continue AGLC's role as the intrastate transporter of natural gas, would allow AGLC to assign firm delivery capacity to certificated marketers who would sell the gas commodity, and would create a secondary transportation market for interruptible transportation capacity.

       Although AGLC cannot predict the outcome of these two regulatory reform initiatives, it supports both the plan under consideration by the Georgia Commission and the plan under consideration by the Georgia General Assembly. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its distribution system investment.


GAS COST RECOVERY FILING

       Pursuant to legislation enacted by the Georgia General Assembly, each investor-owned local gas distribution company is required to file on or before August 1 of each year, a proposed gas supply plan for the subsequent year, as well as a proposed cost recovery factor to be used during the same time period. Costs of natural gas supply, interstate transportation and storage incurred pursuant to an approved plan may be recovered under the purchased gas provisions of AGLC's rate schedules.

       On August 1, 1996, AGLC filed its 1997 Gas Supply Plan, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. On September 13, 1996, the Georgia Commission approved the entire supply portfolio contained in the 1997 Gas Supply Plan.

       As part of the 1997 Gas Supply Plan, AGLC is authorized to continue limited gas supply hedging activities. The 1997 hedging program has been expanded beyond the program approved in the 1996 Gas Supply Plan. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.


                             Chattanooga Gas Company

RATE FILINGS

       On May 1, 1995, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $5.2 million annually. On September 27, 1995, a settlement agreement was reached that provides for an annual increase in revenues of approximately $2.5 million, effective November 1, 1995.


--------------------------------------------------------------------------------
Item 2.    Properties

      AGLC's properties consist primarily of distribution systems and related facilities and local offices serving 230 cities and surrounding areas in the State of Georgia and 12 cities and surrounding areas in the State of Tennessee. As of September 30, 1996, AGLC had 25,642 miles of mains and 5,952,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. Chattanooga had 1,328 miles of mains and 1,076,000 Mcf of LNG storage capacity in its one LNG plant.

      At  September  30,  1996,   AGLC's  gross   utility   plant   amounted  to
approximately $2.0 billion.

--------------------------------------------------------------------------------
Item 3.    Legal Proceedings

      The nature of AGLC's business ordinarily results in periodic regulatory proceedings before various state and federal authorities as well as litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - Federal Regulatory Matters" and "Business - State Regulatory Matters."

                                    Arcadian

      ARCADIAN CORPORATION V. SOUTHERN NATURAL GAS COMPANY AND ATLANTA GAS LIGHT COMPANY, U. S. District Court for the Southern District of Georgia, Augusta Division, Case No. CV192-006. On January 10, 1992, Arcadian, an industrial customer of AGLC, filed a complaint against Southern and AGLC alleging violation of the federal antitrust laws and seeking treble damages in excess of $45 million. In the complaint, Arcadian alleged that Southern and AGL conspired to restrain trade by agreeing not to compete in the provision of direct transportation service to end users in the areas served by AGLC. AGLC denied the allegations of the complaint.

           On November 30, 1993, a proposed settlement between Southern and Arcadian was filed with FERC that would resolve both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGLC. The settlement provided for firm and interruptible transportation service from Southern to Arcadian at discounted rates for an initial term of five years. In addition, the settlement establishes tariff conditions for addressing future requests for direct transportation service. In connection with the proposed settlement, the antitrust lawsuit has been stayed and administratively closed. On May 12, 1994, FERC approved the settlement over AGLC's objections. AGLC has sought rehearing of the FERC's order approving the settlement, and has petitioned for review in the United States Court of Appeals for the Eleventh Circuit. AGLC's appeals are currently being held in abeyance pending action by the FERC on AGLC's rehearing request.

           On April 22, 1996, AGLC filed to withdraw portions of its request for rehearing of the FERC's order approving the November 12, 1993, settlement between Arcadian and Southern. The arguments that AGLC proposes to withdraw, pursuant to the restructuring settlement with Southern, are those that allege that Southern's discounted rates to Arcadian constitute an anticompetitive "price squeeze" against AGLC.

                              Environmental Matters

       AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. These sites are located in Athens, Augusta, Brunswick, Griffin, Macon, Rome, Savannah, Valdosta and Waycross. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but that may have been associated with the operation of MGPs by AGLC or its predecessors. These sites are located in Atlanta (2) and Macon. A Preliminary Assessment (PA) was conducted at each of those twelve sites, and a subsequent Site Investigation (SI) was conducted at ten sites (all but the two Atlanta sites). Results from those investigations reveal environmental impacts at and near nine sites (all but the two Atlanta sites and the second Macon site).

       In addition, AGLC has identified three sites in Florida which may have been associated with AGLC or its predecessors. One of these, located in Sanford, Florida, is now the subject of an Expanded Site Investigation (ESI) which has been or is being conducted by the U.S. Environmental Protection Agency (EPA). Investigations at the site by AGLC and others have indicated environmental impacts on and near the site. In addition, the current owner of this site, Florida Public Utilities Company (FPUC), had previously filed suit against AGLC and others alleging that AGLC is a former "owner" and seeking to obtain a declaratory judgment that all defendants are jointly and severally liable for past and future costs of investigating and remediating the site. That suit has since been dismissed by FPUC without prejudice.

       AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
Augusta, Griffin, Savannah, and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate impacts at the site. AGLC developed a proposed Corrective Action Plan (CAP) for the Griffin site, is now conducting certain follow-up investigations in response to EPD's comments, and expects to submit a revised CAP once EPD clarifies certain regulatory matters. Assessment activities are being conducted at Augusta and Savannah. In addition, AGLC is in the process of planning certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

       Second, AGLC's response to all Georgia sites is proceeding in substantial compliance with Georgia's "Hazardous Site Response Act" (HSRA). AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's "Hazardous Site Inventory" (HSI). EPD has not listed the Macon site on the HSI at this time. In addition, EPD has also listed the Rome site on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted Compliance Status Reports (CSRs) for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

       AGLC has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, since such liabilities are often spread among potentially responsible parties, AGLC's ultimate liability will, in some cases, be limited to AGLC's equitable share of such expenses under the circumstances. Therefore, where reasonably possible, AGLC has attempted to estimate the range of AGLC's equitable share, given AGLC's current knowledge of relevant facts, including the current methods of equitable apportionment and the solvency of potential contributors. Where such an estimation was not reasonably possible, AGLC has estimated a range of expenses without adjustment for AGLC's equitable share. Second, the regulatory structure of the cleanup requirements under HSRA has permitted AGLC to estimate future investigation and remediation costs for the Georgia MGP sites, assuming such costs arise under this framework.

       Applying both of these concepts to those sites where some future action presently appears reasonably possible, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $30.4 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $110.8 million. If additional sites were added to those for which action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses, such as property damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $30.4 million to $110.8 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

       AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

       Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, in 1991, AGLC filed a declaratory judgment action against 23 of its insurance companies. After the trial court entered a judgment adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers. During fiscal 1996 AGLC recovered $14.7 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGLC recognized other income of $2.9 million and established regulatory liabilities for the remainder of those recoveries.

                             Other Legal Proceedings

      With regard to other legal proceedings, AGLC is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGLC.

--------------------------------------------------------------------------------
Item 4.      Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
--------------------------------------------------------------------------------

                                     Part II
--------------------------------------------------------------------------------
Item 5.    Market for the Registrants' Common Equity and Related Stockholder
           Matters

      As of September 30, 1996, all of AGLC's common stock was beneficially owned by AGL Resources. Accordingly, there is no established public trading market for AGLC's common stock. Further, as of September 30, 1996, all of the outstanding shares of AGLC common stock were owned of record by AGL Resources, the sole shareholder of record.

      The following table reflects the quarterly dividends paid per share on AGLC's common stock for fiscal years ended September 30, 1996 and 1995. On November 3, 1995, the Board of Directors of AGLC declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and payable on December 1, 1995. All references to per share amounts have been restated retroactively to reflect the stock dividend.

      Quarter Ended                                  Dividends Paid Per Share
      1996
      September 30, 1996(a)                                    26.5(cent)
      June 30, 1996(a)                                         26.5(cent)
      March 31, 1996(a)                                        26.5(cent)
      December 31, 1995                                        26.5(cent)

      1995
      September 30, 1995                                       26(cent)
      June 30, 1995                                            26(cent)
      March 31, 1995                                           26(cent)
      December 31, 1994                                        26(cent)

      (a) Amount paid to AGL Resources Inc.

--------------------------------------------------------------------------------









            The remainder of this page was intentionally left blank.

Item 6.  Selected Financial Data

     Selected financial data for AGLC for each year of the five-year period ended September 30, 1996, is set forth as follows:


ATLANTA GAS LIGHT COMPANY

Selected Financial Data
                                                        For the years ended September 30,
                                                        ------------------------------------------------------------------------
In millions, except per share amounts                     1996         1995          1994         1993         1992         1991
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
   Operating revenues ..........................   $   1,217.6  $   1,063.0   $   1,199.9  $   1,130.3  $     994.6  $     963.8
   Cost of gas .................................         718.7        571.8         736.8        701.0        590.5        579.9
--------------------------------------------------------------------------------------------------------------------------------
   Operating margin ............................         498.9        491.2         463.1        429.3        404.1        383.9
--------------------------------------------------------------------------------------------------------------------------------
   Other operating expenses
      Operation ................................         217.7        213.5         207.0        187.6        170.7        165.2
      Restructuring costs ......................                       70.3
      Maintenance ..............................          29.3         30.4          32.8         30.9         29.5         28.6
      Depreciation .............................          61.6         58.5          55.4         58.8         54.9         50.2
      Income taxes .............................          43.5         16.0          34.3         28.2         25.6         26.2
      Taxes other than income taxes ............          24.9         25.6          26.0         23.9         23.2         19.2
--------------------------------------------------------------------------------------------------------------------------------
          Total other operating expenses .......         377.0        414.3         355.5        329.4        303.9        289.4
--------------------------------------------------------------------------------------------------------------------------------
   Operating income ............................         121.9         76.9         107.6         99.9        100.2         94.5
   Other income - net ..........................           7.8          1.4           3.2          4.3          2.6          1.8
-------------------------------------------------------------------------------------------------------------------------------
   Income before interest charges ..............         129.7         78.3         110.8        104.2        102.8         96.3
   Interest charges ............................          49.1         47.5          47.6         46.7         47.4         46.9
--------------------------------------------------------------------------------------------------------------------------------
   Net Income ..................................          80.6         30.8          63.2         57.5         55.4         49.4
   Dividends on preferred stock ................           4.4          4.4           4.5          4.3          1.0          1.1
--------------------------------------------------------------------------------------------------------------------------------
   Earnings available for common stock .........          76.2         26.4          58.7         53.2         54.4         48.3
   Common dividends paid .......................          58.6         54.2          52.2         51.1         49.6         47.4
--------------------------------------------------------------------------------------------------------------------------------
   Earnings reinvested .........................   $      17.6  $     (27.8)  $       6.5  $       2.1  $       4.8  $       0.9
================================================================================================================================
Balance Sheet Data(1)
   Total assets ................................   $   1,738.1  $   1,674.6   $   1,642.9  $   1,533.0  $   1,428.6  $   1,350.3
   Long-term liabilities
     Take-or-pay charges payable ...............   $       5.0  $      15.0
      Accrued environmental response costs .....   $      30.4  $      28.6   $      24.3  $      19.6  $      25.0
      Accrued pension costs ....................   $       4.9  $      10.3
      Accrued postretirement benefits costs ....   $      36.2  $      30.1   $       3.6
      Deferred Credits .........................   $      60.9  $      65.6   $      66.6  $      42.3  $      43.8  $      47.6
--------------------------------------------------------------------------------------------------------------------------------
   Capitalization
      Long-term debt ...........................   $     554.5  $     554.5   $     569.5  $     500.7  $     476.5  $     458.3
      Preferred stock  - redeemable ............          55.5         55.8          55.8         56.0         11.5         12.8
                       - nonredeemable .........           3.0          3.0           3.0          3.0          3.0          3.0
      Common equity ............................         502.7        557.3         518.5        492.0        472.1        448.2
--------------------------------------------------------------------------------------------------------------------------------
           Total ...............................   $   1,115.7  $   1,170.6   $   1,146.8  $   1,051.7  $     963.1  $     922.3
================================================================================================================================
Financial Ratios(1)
   Capitalization
      Long-term debt ...........................          49.7%        47.4%         49.6%        47.6%        49.5%        49.7%
      Preferred stock  - redeemable ............           5.0          4.8           4.9          5.3          1.2          1.4
                       - nonredeemable .........           0.2          0.2           0.3          0.3          0.3          0.3
      Common equity ............................          45.1         47.6          45.2         46.8         49.0         48.6
--------------------------------------------------------------------------------------------------------------------------------
          Total ................................         100.0%       100.0%        100.0%       100.0%       100.0%       100.0%
================================================================================================================================
   Return on average common equity .............          14.4%         4.9%         11.6%        11.0%        11.8%        11.4%
--------------------------------------------------------------------------------------------------------------------------------
   Times charges earned before income taxes(2)
      Total interest ...........................           3.60         1.99          3.08         2.86         2.66         2.56
      Total interest and preferred dividends ...           3.31         1.83          2.82         2.63         2.60         2.50
      Fixed(3) .................................           3.49         1.95          3.00         2.80         2.62         2.53
================================================================================================================================

(1) Year-End.
(2) Interest charges exclude the debt portion of allowance for funds used during construction.
(3) Fixed charges consist of interest on short- and long-term debt, other interest and the estimated interest component of rentals.


--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


       On March 6, 1996, Atlanta Gas Light Company (AGLC) completed a corporate restructuring in which a new company, AGL Resources Inc. (AGL Resources) became the holding company for AGLC, a natural gas distribution utility, AGLC's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGLC's nonregulated subsidiaries: AGL Energy Services, Inc.; AGL Investments, Inc.; Georgia Gas Company; Georgia Gas Service Company; Georgia Energy Company and Trustees Investments, Inc. During the third and fourth quarters of fiscal 1996, ownership of AGLC's nonregulated businesses was transferred to AGL Resources and its various subsidiaries. (See Note 1 in Notes to Consolidated Financial Statements.) Unless noted specifically or otherwise required by the context, references to AGLC include the operations and activities of AGLC and Chattanooga.

       The following discussion and analysis cover events affecting AGLC's results of operations and financial condition for each of the three years ended September 30, 1996, and factors expected to impact future operations.


Results of Operations
Fiscal 1996 Compared with Fiscal 1995


OPERATING REVENUES
       Operating revenues increased 14.5% in 1996 compared with 1995 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, (2) increased volumes of gas sold to firm service customers as a result of weather that was 50% colder in 1996 than in 1995 and (3) an increase of approximately 41,500 in the number of customers served.

COST OF GAS
       Cost of gas increased  25.7% in 1996 compared with 1995  primarily due to
(1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules and (2) increased volumes of gas sold to firm service customers as a result of weather that was 50% colder in 1996 than in 1995.

       AGLC's cost of natural gas per therm was 32.2 cents in 1996 and 29.7 cents in 1995. Variations in the cost of purchased gas are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Overrecoveries or underrecoveries of purchased gas costs are charged or credited to cost of gas and are included in current assets or liabilities, thereby eliminating the effect that recovery of gas costs otherwise would have on net income.

OPERATING MARGIN
       Operating margin increased 1.6% in 1996 compared with 1995 primarily due to (1) recovery of increased expenses related to an Integrated Resource Plan
(IRP), which are recovered through an IRP Cost Recovery Rider approved by the Georgia Public Service Commission (Georgia Commission), (2) a revenue increase granted by the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission, effective November 1, 1995, and (3) an increase of approximately 41,500 in the number of customers served.

RESTRUCTURING COSTS
       In November 1994 AGLC announced a corporate restructuring plan in response to increased competition and changes in the federal and state regulatory environments in which it operates. Restructuring costs of $61.4 million related to early retirement and severance programs and $8.9 million related to office closings and costs to exit AGLC's appliance merchandising and real estate investment operations were recorded during 1995.
There were no restructuring costs recorded in 1996.

       During the fourth quarter of fiscal 1996, AGLC reviewed its remaining liabilities with respect to its corporate restructuring plan. As a result, AGLC adjusted its restructuring accruals and reduced operating expenses by $1.6 million, after income taxes. The remaining balance of restructuring liabilities as of September 30, 1996 and 1995 was $1 million and $4.8 million, respectively.

OTHER OPERATING EXPENSES
       Operation and maintenance expenses increased 1.3% in 1996 compared with 1995 primarily due to (1) an increase of $3.6 million in expenses related to an Integrated Resource Plan (IRP) and (2) an increase of $1.2 million in franchise expenses. IRP and franchise expenses are recovered from customers through rate recovery riders approved by the Georgia Commission. As a result, IRP program costs and franchise expenses do not affect net income. Operation and maintenance expenses excluding IRP and franchise expenses decreased slightly primarily due to decreased labor related expenses. The decrease in operation and maintenance expenses excluding IRP and franchise expenses was offset partly by increased uncollectible accounts expenses.

       Depreciation expense increased 5.3% in 1996 compared with 1995 primarily due to increased depreciable plant in service. The composite straight-line depreciation rate was approximately 3.2% for utility property other than transportation equipment during 1996 and 1995.

       Income taxes increased $27.5 million in 1996 compared with 1995 primarily due to increased taxable income.

       Taxes other than income taxes decreased $0.7 million primarily due to decreased ad valorem taxes.

OTHER INCOME
       Other income increased $6.4 million in 1996 compared with 1995 primarily due to (1) income from carrying costs on increased deferred purchased gas undercollections and (2) recoveries of environmental response costs from insurance carriers and third parties.

INTEREST CHARGES
       Total interest charges increased $1.6 million in 1996 compared with 1995 primarily due to increased amounts of short-term debt outstanding. The increase was offset partly by decreased amounts of long-term debt outstanding.

EARNINGS AVAILABLE FOR COMMON STOCK
       Earnings available for common stock for 1996 was $76.2 million, compared with $26.4 million in 1995. The increase in earnings available for common stock was primarily due to (1) corporate restructuring costs of $43.1 million, after income taxes, recorded in 1995, (2) increased other income and (3) increased operating margin as a result of an increase of approximately 41,500 in the number of customers served. The increase in earnings available for common stock was offset partly by increased depreciation expense.


Results of Operations
Fiscal 1995 Compared with Fiscal 1994

OPERATING REVENUES
       Operating revenues decreased 11.4% in 1995 compared with 1994 primarily due to (1) a decrease in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 17% warmer in 1995 than in 1994. The decrease in operating revenues was offset partly by an increase of approximately 37,000 in the number of customers served.

COST OF GAS
       Cost of gas decreased  22.4% in 1995 compared with 1994  primarily due to
(1) a decrease in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules and (2) decreased volumes of gas sold to firm service customers as a result of weather that was 17% warmer in 1995 than in 1994.

       AGLC's cost of natural gas per therm was 29.7 cents in 1995 and 37.7 cents in 1994. Variations in the cost of purchased gas are passed through to customers under the purchased gas adjustment provisions of AGLC's rate schedules.

OPERATING MARGIN
       Operating margin increased 6.1% in 1995 compared with 1994 primarily due to an increase of approximately 37,000 in the number of customers served.

RESTRUCTURING COSTS
       In November 1994 AGLC announced a corporate restructuring plan in response to increased competition and changes in the federal and state regulatory environments in which AGLC operates.

       The restructuring plan provided for reengineering AGLC's business processes and streamlining AGLC's statewide field organizations. As a result of restructuring, AGLC has combined offices and established centralized customer service centers. During 1995, AGLC reduced the average number of employees by approximately 500 through voluntary retirement and severance programs, and attrition.

       Restructuring costs of $61.4 million related to early retirement and severance programs and $8.9 million related to office closings and costs to exit AGLC's appliance merchandising and real estate investment operations were recorded during 1995.

OTHER OPERATING EXPENSES
       Operation and maintenance expenses increased 1.7% in 1995 compared with 1994 primarily due to an increase of $17 million in expenses related to an IRP, which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. As a result, IRP program costs do not affect net income. Operation and maintenance expenses excluding IRP expenses decreased 5.4% in 1995 compared with 1994 primarily due to (1) decreased labor costs as a result of the restructuring plan, (2) decreased uncollectible accounts expenses and (3) decreased regulatory commission expenses.

       Depreciation expense increased 5.6% in 1995 compared with 1994 primarily due to increased depreciable plant in service. The composite straight-line depreciation rate was approximately 3.2% for utility property other than transportation equipment during 1995 and 1994.

       Income taxes decreased $18.3 million in 1995 compared with 1994 primarily due to decreased taxable income.

       Taxes other than income taxes decreased $0.4 million primarily due to decreased payroll taxes as a result of the restructuring plan. The decrease in taxes other than income taxes was offset partly by increased ad valorem taxes.

OTHER INCOME
       Other income decreased $1.8 million in 1995 compared with 1994 primarily due to (1) decreased income from propane operations as a result of warmer weather and (2) decreased income from merchandise operations.

INTEREST CHARGES
       Total interest charges decreased $0.1 million in 1995 compared with 1994 primarily due to increased allowance for funds used during construction-debt. Interest on long-term debt decreased $0.5 million in 1995 compared with 1994 due to decreased amounts of long-term debt outstanding. The decreased interest expense on long-term debt was offset by a $0.5 million increase in other interest expenses primarily due to increased interest rates on short-term debt.

EARNINGS AVAILABLE FOR COMMON STOCK
       Earnings available for common stock for 1995 was $26.4 million, compared with $58.7 million for 1994. The decrease in earnings available for common stock was primarily due to corporate restructuring costs of $43.1 million, after income taxes, recorded in 1995. The decrease in earnings available for common stock was offset partly by (1) increased operating margin as a result of an increase of approximately 37,000 in the number of customers served and (2) decreased other operating expenses as a result of the restructuring plan. Excluding charges recorded during 1995 related to the restructuring plan, earnings available for common stock would have been approximately $69.5 million.

Impact of Inflation
       Inflation impacts the prices AGLC must pay for labor and other goods and services required for operation, maintenance and capital improvements. AGLC's rate schedules include purchased gas adjustment provisions that permit the increases in gas costs to be passed on to its customers. Increases in costs not recovered through the purchased gas adjustment provisions and other similar rate riders must be recovered through timely filings for rate relief.


Financial Condition
Financing

LONG-TERM DEBT
       During fiscal 1994, $194.5 million in principal amount of Medium-Term Notes, Series C, was issued, with maturity dates ranging from 10 to 30 years and with interest rates ranging from 5.9% to 7.2%. The notes are issued under an Indenture dated December 1, 1989, and are unsecured and rank on a parity with all other unsecured indebtedness. Net proceeds from the notes were used to repay short-term debt, to refund $125 million in principal amount of First Mortgage Bonds and for other corporate purposes. Approximately $105 million in principal amount of Medium-Term Notes, Series C, was unissued as of September 30, 1996, and 1995.

SHORT-TERM DEBT
       Because AGLC's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. In addition, capital expenditures are funded temporarily with short-term debt. Lines of credit with various banks provide for direct borrowings from the banks and are subject to annual renewal. The current lines of credit vary from $75 million in the summer months to $253 million for peak winter financing. Short-term debt increased $101 million from the amount outstanding as of September 30, 1995, to $152 million as of September 30, 1996, primarily as a result of the increased use of short-term debt to temporarily fund capital expenditures. For additional information concerning short-term debt, see Note 8 in Notes to Consolidated Financial Statements.

Capital Requirements
       Capital   expenditures  for  construction  of  distribution   facilities,
purchase of equipment and other general improvements were $132.8 million during 1996.

       Capital requirements are estimated to be approximately $350 million for the three years ending September 30, 1999. During the same period, approximately $1.2 million will be required to fund preferred stock purchase fund obligations. Funding for those expenditures will be provided through a combination of internal sources and the issuance of short-term and long-term debt.

       The cost of natural gas stored underground increased $32.8 million to $144 million as of September 30, 1996, primarily due to an increase in the cost of the gas that was injected into storage.

Ratios and Coverages
       On September 30, 1996, AGLC's capitalization ratios consisted of 49.7% long-term debt, 5.2% preferred stock and 45.1% common equity. The times interest earned and ratio of earnings to fixed charges increased in 1996 compared with 1995 primarily due to increased earnings. The times interest earned and ratio of earnings to fixed charges decreased in 1995 compared with 1994 primarily due to decreased earnings.

       The weighted average cost of long-term debt decreased from 7.7% on September 30, 1994, to 7.6% on September 30, 1996. The decrease was due to the redemption of $15 million in principal amount of 8.85% medium-term notes. The weighted average cost of preferred stock was 7.5% on September 30, 1994, 1995 and 1996. The return on average common equity was 11.6% for 1994; 4.9% for 1995; and 14.4% for 1996. Earnings available for common stock in 1995 included a charge for restructuring of $43.1 million, after income taxes.

Regulatory Activity
ORDER 636
       In 1992 the Federal Energy Regulatory Commission (FERC) issued Order 636, which, among other things, mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations that became effective beginning in the 1993-1994 heating season.

       In Order 636 FERC acknowledged that, without special recovery mechanisms, certain costs that previously were recovered in the pipelines' rate for bundled sales services no longer could be recovered by the pipelines in a restructured environment. Those costs, referred to as transition costs, include such things as unrecovered gas costs, gas supply realignment (GSR) costs and various stranded costs resulting from unbundling. Accordingly, Order 636 included a recovery mechanism that allows the pipeline companies to pass through to their customers any prudently incurred transition costs attributable to compliance with Order 636.

       On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit issued its ruling in United Distribution Cos. v. FERC, concerning appeals from Order 636. The court generally upheld FERC's orders against a broad array of challenges, but remanded the orders to FERC for reconsideration of certain issues, including FERC's decision to permit pipelines to pass all of their GSR costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. FERC has not yet issued an order on remand, and thus it is not known whether FERC will change its GSR policies. The court's order is subject to further proceedings before the District of Columbia Circuit, and possibly the United States Supreme Court.

       AGLC, based on filings with FERC by its pipeline suppliers, estimates that its portion of such costs from all of its pipeline suppliers would be approximately $109.9 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $80.6 million of such costs have been incurred by AGLC as of September 30, 1996, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules.

       Transition costs have not affected the total cost of gas to AGLC's customers significantly because (1) purchases of wellhead gas supplies are based on market prices that are below the cost of gas previously embedded in the bundled pipeline sales service rates and (2) many elements of transition costs previously were embedded in the rates for the pipelines' bundled sales service.

REGULATORY REFORM INITIATIVES
       Two regulatory reform initiatives are pending in Georgia, both designed to increase competition and reduce the role of regulation within the natural gas industry. The first such initiative is the subject of a proceeding at the Georgia Commission; the second initiative is before study committees of the Georgia General Assembly.

       With respect to the first initiative, on November 20, 1995, the Georgia Commission issued a Natural Gas Notice of Inquiry soliciting comments on how to introduce more competition into natural gas markets within Georgia. Following written comments and oral presentations from numerous parties, on May 21, 1996, the Georgia Commission adopted a Policy Statement that, among other things, sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission Staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

       Consistent with specific goals in the Georgia Commission's Policy Statement, on June 10, 1996, AGLC filed a comprehensive plan for serving interruptible markets called the Natural Gas Service Provider Selection Plan (the Plan). The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and marketing affiliates of utilities. Hearings on the proposal have been scheduled for December 1996 and January and February 1997. A decision is expected from the Georgia Commission prior to March 1, 1997.

       The second major initiative to increase competition and decrease the role of regulation in Georgia is before study committees of the Georgia General Assembly. The 1996 Georgia General Assembly considered, but delayed action on, The Natural Gas Fair Pricing Act, which would have allowed local gas companies to negotiate contract prices and terms for gas services with large commercial and industrial customers absent Georgia Commission-mandated rates. The Georgia General Assembly stated through resolutions a desire to fashion a more comprehensive approach to deregulation and unbundling of natural gas services in Georgia. Those resolutions, adopted during the 1996 session, created Senate and House committees to study and recommend a comprehensive course of action by December 31, 1996, for deregulating natural gas markets in Georgia.

       The separate Senate and House study committees conducted meetings during September, October and November 1996, with the goal of crafting a comprehensive deregulation bill for the 1997 General Assembly, which convenes in January 1997. The natural gas deregulation plan under consideration by the committees would unbundle services to all of AGLC's natural gas customers, would continue AGLC's role as the intrastate transporter of natural gas, would allow AGLC to assign firm delivery capacity to certificated marketers who would sell the gas commodity, and would create a secondary transportation market for interruptible transportation capacity.

       Although AGLC cannot predict the outcome of these two regulatory reform initiatives, it supports both the plan under consideration by the Georgia Commission and the plan under consideration by the Georgia General Assembly. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its distribution system investment.

GAS COST RECOVERY FILING
       Pursuant to legislation enacted by the Georgia General Assembly, each investor-owned local gas distribution company is required to file on or before August 1 of each year, a proposed gas supply plan for the subsequent year, as well as a proposed cost recovery factor to be used during the same time period. Costs of natural gas supply, interstate transportation and storage incurred pursuant to an approved plan may be recovered under the purchased gas provisions of AGLC's rate schedules.

       On August 1, 1996, AGLC filed its 1997 Gas Supply Plan, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. On September 13, 1996, the Georgia Commission approved the entire supply portfolio contained in the 1997 Gas Supply Plan.

       As part of the 1997 Gas Supply Plan, AGLC is authorized to continue limited gas supply hedging activities. The 1997 hedging program has been expanded beyond the program approved in the 1996 Gas Supply Plan. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

RATE FILINGS
       On May 1, 1995, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $5.2 million annually. On September 27, 1995, a settlement agreement was reached that provides for an annual increase in revenues of approximately $2.5 million, effective November 1, 1995.

       On August 3, 1993, Chattanooga made a rate filing with the TRA seeking an increase in revenues of $5.7 million annually. On December 31, 1993, a settlement agreement was reached that provided for an annual rate increase of $3.5 million, effective February 1, 1994.

WEATHER NORMALIZATION
       The Georgia Commission and the TRA have authorized weather normalization adjustment riders (WNARs), which are designed to offset the impact that unusually cold or warm weather has on customer billings and operating margin. Because fiscal 1996 was colder than normal, the WNARs reduced net income and net cash flow from operating activities to normal levels. Fiscal years 1995 and 1994 were warmer than normal, and the WNARs, therefore, increased net income and net cash flow from operating activities to normal levels for those periods. The WNARs decreased net income by $4.4 million in 1996, and increased net income by $27.3 million in 1995 and $12.6 million in 1994.

Environmental Matters
       AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia that AGLC does not now own, but that may have been associated with the operation of MGPs by AGLC or its predecessors. There are three sites in Florida that have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. Preliminary assessments and subsequent site investigations have revealed environmental impacts at and near some of those sites.

       Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $30.4 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating the same former MGP sites could be as high as $110.8 million, excluding sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on those estimates of future environmental or regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the $30.4 million to $110.8 million range can be identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

       The Georgia Commission has approved the recovery by AGLC of environmental response costs, pursuant to AGLC's Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, environmental response costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

       AGLC is currently a party to claims and litigation related to the former MGP sites. During fiscal 1996 AGLC recovered $14.7 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGLC recognized other income of $1.6 million, after income taxes, and established regulatory liabilities for the remainder of those recoveries. AGLC intends to continue to pursue insurance coverage and contributions from potentially responsible parties.

Competition
       AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

       AGLC can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist: Negotiated Contracts, Interruptible Transportation and Sales Maintenance (ITSM) discounts and Special Contracts.

       On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, after a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain in effect. None of the Negotiated Contracts filed to date with the Georgia Commission have been rejected.

       The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case.

       In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGLC's ITSM Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in AGLC's 1993 rate case will continue to be recovered under the ITSM Rider.

       The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules, or Negotiated Contract procedures. A Special Contract, for example, could involve AGLC providing a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition.

     Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to approximately 50 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and five interruptible customers.

     On July 22, 1996, Chattanooga filed a plan with the TRA that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 7, 1996, the TRA hearing officer recommended approval of a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 8.    Financial Statements and Supplementary Data

      The following financial statements of AGLC are set forth as follows:

     Statements of Consolidated Income for the years ended September 30, 1996, 1995 and 1994 - page 27.

     Statements of Consolidated Cash Flows for the years ended September 30, 1996, 1995 and 1994 - page 28.

     Consolidated  Balance  Sheets  as of  September  30,  1996 and 1995 - pages
     29-30.

     Statements of Consolidated Common Stock Equity for the years ended September 30, 1996, 1995 and 1994 - page 31.

     Notes to Consolidated Financial Statements - pages 32-47.

     Independent Auditors' Report - page 48.

     The supplementary financial information required by Item 302 of Regulation S-K is set forth in Note 14 in Notes to Consolidated Financial Statements on page 47 of this Form 10-K.

ATLANTA GAS LIGHT COMPANY

Statements of Consolidated Income

                                            For the years ended September 30,

                                            ------------------------------------
In millions, except per share amounts             1996        1995        1994
--------------------------------------------------------------------------------
Operating Revenues ......................   $  1,217.6  $  1,063.0  $  1,199.9
Cost of Gas .............................        718.7       571.8       736.8
--------------------------------------------------------------------------------
Operating Margin ........................        498.9       491.2       463.1
--------------------------------------------------------------------------------
Other Operating Expenses
      Operation .........................        217.7       213.5       207.0
      Restructuring costs ...............                     70.3
      Maintenance .......................         29.3        30.4        32.8
      Depreciation of utility plant other
          than transportation equipment .         61.6        58.5        55.4
      Income taxes ......................         43.5        16.0        34.3
      Taxes other than income taxes .....         24.9        25.6        26.0
--------------------------------------------------------------------------------
          Total other operating expenses         377.0       414.3       355.5
--------------------------------------------------------------------------------
Operating Income ........................        121.9        76.9       107.6
--------------------------------------------------------------------------------
Other Income
      Allowance for funds used during
          construction-equity ...........          0.4         0.2         0.2
      Other income and deductions .......         12.2         1.9         5.0
      Income taxes ......................         (4.8)       (0.7)       (2.0)
--------------------------------------------------------------------------------
          Total other income-net ........          7.8         1.4         3.2
--------------------------------------------------------------------------------
Income Before Interest Charges ..........        129.7        78.3       110.8
--------------------------------------------------------------------------------
Interest Charges
      Interest on long-term debt ........         42.2        42.7        43.2
      Allowance for funds used during
          construction-debt .............         (0.4)       (0.3)       (0.2)
      Other interest ....................          7.3         5.1         4.6
--------------------------------------------------------------------------------
          Total interest charges ........         49.1        47.5        47.6
--------------------------------------------------------------------------------
Net Income ..............................         80.6        30.8        63.2
--------------------------------------------------------------------------------
Dividends on Preferred Stock ............          4.4         4.4         4.5
--------------------------------------------------------------------------------
Earnings Available for Common Stock .....   $     76.2  $     26.4  $     58.7
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

ATLANTA GAS LIGHT COMPANY

Statements of Consolidated Cash Flows


                                              For the years ended September 30,
                                              ----------------------------------
In millions                                           1996      1995      1994
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ..............................   $   80.6  $   30.8  $   63.2
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization .......       65.8      62.5      59.2
          Noncash restructuring costs .........                 52.9
          Deferred income taxes ...............       24.3      (1.2)     13.6
          Other ...............................       (0.1)      3.8       6.3
--------------------------------------------------------------------------------
                                                     170.6     148.8     142.3
      Changes in assets and liabilities
          Receivables .........................      (27.3)     14.6       9.4
          Inventories .........................      (32.7)     43.3     (38.5)
          Deferred purchased gas adjustment ...      (11.0)    (13.8)     20.8
          Accounts payable ....................        3.1      14.7      (6.0)
          Other-net ...........................      (12.8)      2.4       4.7
--------------------------------------------------------------------------------
            Net cash flow from operating
              activities ......................       89.9     210.0     132.7
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses ...        1.0      50.4       2.4
      Short-term borrowings, net ..............      101.0     (44.4)    (36.0)
      Redemptions and purchase fund
          requirements of preferred stock and
          long-term debt ......................                (15.0)   (125.7)
      Sale of long-term debt ..................                          194.5
      Common stock dividends paid to parent ...      (53.8)    (44.3)    (42.9)
      Preferred stock dividends ...............       (4.4)     (4.4)     (4.5)
--------------------------------------------------------------------------------
            Net cash flow from financing ......       43.8     (57.7)    (12.2)
              activities
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ..............     (132.0)   (120.8)   (122.0)
      Investment in joint venture .............                (32.6)
      Nonutility capital expenditures .........        1.1      (0.4)     (0.1)
      Cash received from joint venture ........        2.4
      Cost of removal, net of salvage .........       (1.0)      1.9       1.6
--------------------------------------------------------------------------------
            Net cash flow from investing ......     (129.5)   (151.9)   (120.5)
              activities
--------------------------------------------------------------------------------
            Net increase in cash and cash
              equivalents .....................        4.2       0.4
            Cash and cash equivalents at
              beginning of year ...............        3.7       3.3       3.3
--------------------------------------------------------------------------------
            Cash and cash equivalents at
              end of year .....................   $    7.9  $    3.7  $    3.3
--------------------------------------------------------------------------------
Supplemental Information
      Cash Paid During the Year for
          Interest ............................   $   49.2  $   48.4  $   51.1
          Income taxes ........................   $   19.1  $   28.6  $   18.0
      Noncash dividend paid to parent .........   $   80.2
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

ATLANTA GAS LIGHT COMPANY

Consolidated Balance Sheets

Assets                                                September 30,
                                                     ---------------------------
In millions                                                1996       1995
--------------------------------------------------------------------------------
Utility Plant .....................................   $  1,969.0 $  1,919.9
  Less accumulated depreciation ...................        607.8      583.3
--------------------------------------------------------------------------------
    Utility plant-net .............................      1,361.2    1,336.6
--------------------------------------------------------------------------------
Other Property and Investments
  (less accumulated depreciation of $2.9 in 1995) .                    13.7
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents .......................          7.9        3.7
  Receivables
    Gas (less allowance for uncollectible accounts
      of $2.1 in 1996 and $2.4 in 1995) ...........         62.4       30.3
    Merchandise (less allowance for uncollectible
      accounts of $.4 in 1996 and $1.9 in 1995) ...          2.5        5.3
    Integrated resource plan loans (less allowance
      for uncollectible accounts of $.2 in 1996 and
      $.1 in 1995) ................................          3.4        1.3
    Other .........................................          2.5        9.6
  Unbilled revenues ...............................         20.5       17.5
  Inventories
    Natural gas stored underground ................        144.0      111.2
    Liquefied natural gas .........................         16.8       14.3
    Materials and supplies ........................          7.9        8.0
    Other .........................................          0.1        2.6
  Deferred purchased gas adjustment ...............          4.7
  Other ...........................................         10.3       10.9
--------------------------------------------------------------------------------
    Total current assets ..........................        283.0      214.7
--------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Investment in joint ventures ....................                    32.6
  Unrecovered environmental response costs ........         38.0       34.9
  Unrecovered integrated resource plan costs ......         10.0        9.9
  Unrecovered postretirement benefits costs .......          9.7        7.2
  Unamortized cost to repurchase long-term debt ...          3.5        4.9
  Other ...........................................         22.8       20.1
--------------------------------------------------------------------------------
    Total deferred debits and other assets ........         84.0      109.6
--------------------------------------------------------------------------------
    Total .........................................   $  1,728.2 $  1,674.6
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

ATLANTA GAS LIGHT COMPANY



Capitalization and Liabilities                        September 30,
                                                      --------------------------
In millions                                                1996       1995
--------------------------------------------------------------------------------
Capitalization
  Common stock equity (See accompanying statements
    of consolidated common stock equity) ..........   $    502.7 $    557.3
  Cumulative preferred stock
    Redeemable ....................................         55.5       55.5
    Nonredeemable .................................          3.0        3.0
  Long-term debt ..................................        554.5      554.5
--------------------------------------------------------------------------------
    Total capitalization ..........................      1,115.7    1,170.3
--------------------------------------------------------------------------------
Current Liabilities
  Short-term debt .................................        152.0       51.0
  Accounts payable-trade ..........................         72.7       72.3
  Payable to associated companies .................          2.7
  Take-or-pay charges payable .....................                     8.0
  Customer deposits ...............................         27.8       29.5
  Interest ........................................         25.7       25.4
  Other accrued liabilities .......................         22.5       11.9
  Deferred purchased gas adjustment ...............                     6.3
  Other ...........................................         20.4       26.5
--------------------------------------------------------------------------------
    Total current liabilities .....................        323.8      230.9
--------------------------------------------------------------------------------
Long-Term Liabilities
  Accrued environmental response costs ............         30.4       28.6
  Payable to AGL Resources - accrued pension costs           4.9       10.3
  Payable to AGL Resources - accrued postretirement
    benefits costs ................................         36.2       30.1
--------------------------------------------------------------------------------
    Total long-term liabilities ...................         71.5       69.0
--------------------------------------------------------------------------------
Deferred Credits
  Unamortized investment tax credit ...............         28.8       30.3
  Regulatory tax liability ........................         19.3       23.3
  Other ...........................................         12.8       12.0
--------------------------------------------------------------------------------
    Total deferred credits ........................         60.9       65.6
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes .................        156.3      138.8
--------------------------------------------------------------------------------
Commitments and Contingencies  (Notes 8 and 10)
--------------------------------------------------------------------------------
    Total .........................................   $  1,728.2 $  1,674.6
--------------------------------------------------------------------------------

ATLANTA GAS LIGHT COMPANY

Statements of Consolidated Common Stock Equity

                                               For the years ended September 30,
                                               ---------------------------------
In millions, except per share amounts             1996      1995      1994
--------------------------------------------------------------------------------
Common Stock (Note 4)
  $5 par value; authorized 100.0 shares;
    outstanding, 55.4 in 1996, 54.9 in 1995
    and 50.8 in 1994
  Beginning of year ........................   $  137.3  $  127.1  $  124.2
    Issuance of common stock
      Stock dividend .......................      137.5
      Public sale ..........................                  7.5
      Employees' benefit plans, dividend
        reinvestment and stock purchase plan
        and long-term stock incentive plan .        2.0       2.7       2.9
--------------------------------------------------------------------------------
  End of year ..............................      276.8     137.3     127.1
--------------------------------------------------------------------------------
Premium on Capital Stock (Note 4)
  Beginning of year ........................      297.7     241.3     224.2
    Issuance of common stock
      Stock dividend .......................     (137.5)
      Public sale ..........................                 41.1
      Employees' benefit plans, dividend
        reinvestment and stock purchase plan
        and long-term stock incentive plan .        6.0      15.3      17.1
--------------------------------------------------------------------------------
  End of year ..............................      166.2     297.7     241.3
--------------------------------------------------------------------------------
Earnings Reinvested
  Beginning of year ........................      122.3     150.1     143.6
    Net income .............................       80.6      30.8      63.2
    Cash dividends
    Preferred stock ........................       (4.4)     (4.4)     (4.5)
    Common stock
      Paid to public shareholders ..........      (29.2)    (54.2)    (52.2)
      Paid to AGL Resources ................      (29.4)
    Noncash dividend to parent .............      (80.2)
--------------------------------------------------------------------------------
  End of year ..............................       59.7     122.3     150.1
--------------------------------------------------------------------------------
    Total common stock equity ..............   $  502.7  $  557.3  $  518.5
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION
         On March 6, 1996, Atlanta Gas Light Company (AGLC) completed a corporate restructuring in which a new company, AGL Resources, Inc. (AGL Resources), became the holding company for AGLC, AGLC's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGLC's nonregulated subsidiaries. The holding company formation was completed upon receipt of shareholder approval on March 6, 1996, when each share of AGLC common stock was converted into one share of AGL Resources common stock, and AGLC became the primary subsidiary of AGL Resources. The consolidated financial statements of AGLC include the financial statements of AGLC and Chattanooga. Intercompany balances and transactions between AGLC and Chattanooga have been eliminated.

SUBSIDIARIES
         AGLC is a public utility that distributes and transports natural gas in Georgia and Tennessee and is subject to regulation by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission, with respect to its rates for service, maintenance of its accounting records and various other matters. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which give appropriate recognition to the rate-making and accounting practices and policies of the Georgia Commission and the TRA.

         Ownership of AGLC's nonregulated business, Georgia Gas Company (natural gas production activities), has been transferred to AGL Energy Services, Inc. Ownership of AGLC's other nonregulated businesses, Georgia Energy Company (natural gas vehicle conversions), Georgia Gas Service Company (retail propane sales) and Trustees Investments, Inc. (real estate holdings), has been transferred to AGL Investments. AGLC's interest in Sonat Marketing Company L.P. has been transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. The transfer of AGLC's nonregulated businesses to those subsidiaries of AGL Resources was effected through a noncash dividend of $45.9 million during fiscal 1996.

         AGL Resources Service Company (Service Company) was formed during fiscal 1996 to provide corporate support services to AGLC, AGL Resources and its other subsidiaries. The transfer of related assets from AGLC to Service Company and other nonregulated subsidiaries was effected through a noncash dividend of $34.3 million during the fourth quarter of fiscal 1996. Expenses of Service Company are allocated to AGL Resources and its subsidiaries.

REGULATION
         The consolidated financial statements reflect regulatory actions by the Georgia Commission and the TRA that result in the recognition of revenues and expenses in different time periods than do enterprises that are not rate regulated. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), regulatory assets and liabilities are recorded and represent regulator-approved deferrals resulting from the rate-making process. SFAS 71 assets and liabilities recorded on September 30 consist of the following:

(Millions of dollars)                                1996    1995
------------------------------------------------------------------
Assets:
  Unrecovered environmental response costs ....   $  38.0 $  34.9
  Unrecovered integrated resource plan costs ..      10.0     9.9
  Unrecovered postretirement benefits costs ...       9.7     7.2
  Deferred purchased gas adjustment ...........       4.7
  Unamortized cost to repurchase long-term debt       3.4     4.9
------------------------------------------------------------------
Total .........................................   $  65.8 $  56.9
------------------------------------------------------------------
Liabilities:
  Unamortized investment tax credit ...........   $  28.8 $  30.3
  Regulatory tax liability ....................      19.3    23.3
  Deferred purchased gas adjustment
                                                              6.3
  Environmental response cost recoveries from
      third parties ...........................       7.4
  Environmental response cost recoveries from
      third parties - customer portion ........       4.5
  Other .......................................       3.7    15.0
------------------------------------------------------------------
Total .........................................   $  63.7 $  74.9
------------------------------------------------------------------

UTILITY PLANT AND DEPRECIATION
         Utility plant is stated at original cost. Direct labor and material costs of plant construction and related indirect construction costs, including administrative, engineering and general overhead, taxes, and an allowance for funds used during construction (AFUDC), are added to utility plant. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction in interest charges in the statements of consolidated income. The AFUDC rate of 9.32% for the three-year period ended September 30, 1996, was the cost of capital approved by the Georgia Commission in a prior rate proceeding.

         The original cost of utility property retired or otherwise disposed of, plus the cost of dismantling, less salvage, is charged to accumulated depreciation. Maintenance, repairs and minor additions, renewals, and betterments to property are charged to operations.

         The composite straight-line depreciation rate was approximately 3.2% for utility property other than transportation equipment for the three-year period ended September 30, 1996. Transportation equipment is depreciated over a period of five to 10 years.

DEFERRED PURCHASED GAS ADJUSTMENT
         AGLC's rate schedules include purchased gas adjustment provisions that permit the recovery of purchased gas costs. The purchased gas adjustment factor is revised periodically to reflect changes in the cost of purchased gas without formal rate proceedings. Any overrecoveries or underrecoveries of gas costs are charged or credited to cost of gas and are included in current assets or liabilities.

         As part of the 1997 Gas Supply Plan, AGLC is authorized to continue limited gas supply hedging activities. The 1997 hedging program has been expanded beyond the program approved in the 1996 Gas Supply Plan. Accounting for hedging activities is provided in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

OPERATING REVENUES
         Revenues are based on rates approved by the Georgia Commission and the TRA. Customers' base rates may not be changed without formal approval of the Georgia Commission or the TRA. Revenues are recognized on the accrual basis, which includes estimated amounts for gas delivered, but not yet billed.

         The   Georgia   Commission   and  the  TRA  have   authorized   weather
normalization adjustment riders. Such riders are designed to offset the impact that unusually cold or warm weather has on operating margin.

         Certain   interruptible   customers  purchase  gas  directly  from  gas
producers and marketers. The Georgia Commission and the TRA have approved programs whereby transportation charges are billed on those purchases.

INCOME TAXES
         Deferred income taxes result from temporary differences between book and taxable income and principally relate to depreciation.

         Investment tax credits have been deferred and are being amortized by credits to income in accordance with regulatory treatment over the estimated lives of the related properties.

STATEMENT OF CASH FLOWS
         For purposes of reporting cash flows, AGLC considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES
         Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OTHER
         Gas inventories are stated at cost on a principally first-in, first-out method. Materials and supplies inventories are stated at lower of average cost or market.

         Consistent with the rate treatment prescribed by the Georgia Commission and the TRA, vacation pay and short-term disability benefits are expensed when those benefits are paid.

     Certain reclassifications have been made in 1995 and 1994 to conform with the 1996 financial statement presentation.

2. Income Tax Expense

         AGLC's  income  taxes  are  included  as  a  part  of  AGL   Resources'
consolidated income tax return. The information included herein relates to AGLC's allocated portion.

         Deferred tax balances are measured at the tax rates that will apply during the period the taxes become payable and are adjusted whenever new rates are enacted. Due to the regulated nature of AGLC's business, a regulatory liability has been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The regulatory liability is being amortized over approximately 30 years.

         Components of income tax expense shown in the consolidated income statements are as follows:

(Millions of dollars)                          1996         1995          1994
-------------------------------------------------------------------------------
Included in operating expenses:
  Current income taxes
   Federal                                    $18.1        $16.4         $19.7
   State                                        2.6          2.5           3.1
  Deferred income taxes
   Federal                                     20.4         (1.1)         11.5
   State                                        3.9         (0.2)          1.5
  Amortization of investment tax credits       (1.5)        (1.6)         (1.5)
-------------------------------------------------------------------------------
Total                                          43.5         16.0          34.3
-------------------------------------------------------------------------------
Included in other income:
  Current income taxes
   Federal                                      4.2          0.5           1.2
   State                                        0.6          0.1           0.2
  Deferred income taxes
   Federal                                                   0.1           0.5
   State                                                                   0.1
-------------------------------------------------------------------------------
Total                                           4.8          0.7           2.0
-------------------------------------------------------------------------------
Total income tax expense                      $48.3        $16.7         $36.3
-------------------------------------------------------------------------------

         A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

(Millions of dollars)                                           1996
--------------------------------------------------------------------
                                                                % of
                                                              Pretax
                                                 Amount       Income
--------------------------------------------------------------------
Computed tax expense                              $45.1         35.0
State income tax, net of federal
 income tax benefit                                 4.4          3.3
Amortization of investment tax credits             (1.5)        (1.2)
Other-net                                           0.3          0.3
--------------------------------------------------------------------
Total income tax expense                          $48.3         37.4
--------------------------------------------------------------------

(Millions of dollars)                                           1995
--------------------------------------------------------------------
                                                                % of
                                                              Pretax
                                                 Amount       Income
--------------------------------------------------------------------
Computed tax expense                              $16.6        35.0
State income tax, net of federal
 income tax benefit                                 1.3         2.7
Amortization of investment tax credits             (1.6)       (3.4)
Other-net                                           0.4         0.8
--------------------------------------------------------------------
Total income tax expense                          $16.7        35.1
--------------------------------------------------------------------

(Millions of dollars)                                           1994
--------------------------------------------------------------------
                                                                % of
                                                              Pretax
                                                 Amount       Income
--------------------------------------------------------------------
Computed tax expense                              $34.8        35.0
State income tax, net of federal
 income tax benefit                                 3.2         3.2
Amortization of investment tax credits             (1.5)       (1.5)
Other-net                                          (0.2)       (0.2)
--------------------------------------------------------------------
Total income tax expense                          $36.3        36.5
--------------------------------------------------------------------

         Components that give rise to the net deferred income tax liability as of September 30 are as follows:

(Millions of dollars)                                     1996           1995
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Property - accelerated depreciation and other
  property-related items                                  $193.4       $187.1
 Other                                                      15.2         15.8
--------------------------------------------------------------------------------
Total deferred tax liabilities                             208.6        202.9
--------------------------------------------------------------------------------
Deferred tax assets:
 Deferred investment tax credits                            11.1         11.7
 Alternative minimum tax                                    11.8         12.3
 Other                                                      29.4         40.1
--------------------------------------------------------------------------------
Total deferred tax assets                                   52.3         64.1
--------------------------------------------------------------------------------
Net deferred tax liability                                $156.3       $138.8
--------------------------------------------------------------------------------

3. Corporate Restructuring

         In November 1994 AGLC announced a corporate restructuring plan and began its implementation during fiscal 1995. As a result of the restructuring, AGLC combined offices and established centralized customer service centers. During 1995 AGLC reduced the average number of employees by approximately 500 through voluntary retirement, severance programs and attrition. Restructuring costs of $43.1 million, after income taxes, were recorded by AGLC during 1995. The principal effects of the restructuring charges were to increase obligations with respect to pension benefits and postretirement benefits other than pensions.

         During the fourth quarter of fiscal 1996, AGLC reviewed its remaining liabilities with respect to its corporate restructuring plan. As a result, AGLC adjusted its restructuring accruals and reduced operating expenses by $1.6 million, after income taxes. The remaining balance of restructuring liabilities as of September 30, 1996 and 1995 was $1 million and $4.8 million, respectively.

4. Employee Benefit Plans

         Effective July 1, 1996, the Board of Directors authorized the transfer of the sponsorship of all employee benefit plans from AGLC to AGL Resources. Substantially all employees of AGLC are eligible to participate in the AGL Resources-sponsored benefit plans.

         AGLC participates in an AGL Resources noncontributory defined benefit retirement plan. The plan's assets consist primarily of marketable securities, corporate obligations, U.S. government obligations, insurance contracts, real estate investments and cash equivalents. The plan provides pension benefits that are based on years of service and the employee's highest 36 consecutive months' compensation out of the last 60 months worked. AGL Resources' funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary.

         AGLC  participates  in an AGL  Resources  excess  benefit  plan that is
unfunded  and  provides   supplemental   benefits  to  certain   officers  after
retirement.  In September  1994,  AGL

Resources established a voluntary early retirement plan for certain officers of AGL Resources that is unfunded and provides supplemental pension benefits to participants who elected early retirement. The annual expense and accumulated benefits of such plans are not significant.

         Net periodic pension costs for the plans include service cost, interest cost, return on pension assets and straight-line amortization of unrecognized initial net assets over approximately 16 years. Net periodic pension costs allocated to AGLC include the following components:

(Millions of dollars)                              1996       1995       1994
--------------------------------------------------------------------------------
Service cost                                      $ 4.0      $ 4.5      $ 5.5
Interest cost                                      15.8       14.9       13.2
Actual return on assets                           (19.3)     (17.0)      (3.3)
Net amortization and deferral                       6.3        5.9       (6.2)
--------------------------------------------------------------------------------
Net periodic pension cost                         $ 6.8      $ 8.3      $ 9.2
--------------------------------------------------------------------------------
Actuarial assumptions used include:
 Discount rate                                      7.8%       8.3%       8.3%
 Rate of increase in compensation levels            4.5%       5.0%       5.0%
 Expected long-term rate of return on assets        8.3%       8.3%       8.3%
--------------------------------------------------------------------------------

         The following schedule sets forth the funded status of the AGL Resources' plan as of June 30, 1996, and 1995, and amounts recognized in the consolidated balance sheets of AGLC as of September 30, 1996 and 1995:

(Millions of dollars)                                    1996             1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations
Vested benefit obligation                                  $ 180.5    $ 175.6
--------------------------------------------------------------------------------
Accumulated benefit obligation                             $ 183.2    $ 178.3
--------------------------------------------------------------------------------
Projected benefit obligation                               $(212.9)   $(207.4)
Plan assets at fair value                                    181.8      163.9
--------------------------------------------------------------------------------
Plan assets less than projected benefit obligation           (31.1)     (43.5)
Unrecognized net loss                                         26.8       34.1
Remaining unrecognized net assets at date of
 initial adoption                                             (4.5)      (5.2)
Unrecognized prior service cost                                3.9        4.3
--------------------------------------------------------------------------------
Accrued pension costs                                      $  (4.9)   $ (10.3)
--------------------------------------------------------------------------------

         During 1995 a curtailment loss of $6 million and a loss associated with incentive benefits of $25.3 million was incurred as a result of a corporate restructuring plan (see Note 3). The effect of the curtailment loss and incentive loss was to increase the accumulated benefit obligation and projected benefit obligation by $25.3 million and $31.3 million, respectively.

         AGLC participates in AGL Resources'  Retirement  Savings Plus Plan (RSP
Plan), a 401(k) plan, that provides participants a mechanism for making contributions for retirement savings. Each participant may contribute amounts up to 15% of eligible compensation. AGL Resources makes a contribution equal to 65% of the participant's contribution not to exceed 3.9%
of the participant's compensation for the plan year. The contribution was $3.2 million for 1996, $3.3 million for 1995 and $3.4 million for 1994.

         AGLC participates in AGL Resources' Nonqualified Savings Plan (NSP), an unfunded, nonqualified plan similar to the RSP Plan, that was established on July 1, 1995. The NSP provides an opportunity for eligible employees to make contributions for retirement savings. AGL Resources' contributions during 1996 and 1995 to the NSP were not significant.

         AGLC participates in AGL Resources' Leveraged Employee Stock Ownership Plan (LESOP). In January 1988, in connection with the LESOP, AGL Resources purchased 2 million shares of its common stock for $11.75 per share, with the proceeds of a loan secured by such common stock. AGL Resources has not guaranteed the repayment of the loan. The loan is expected to be repaid from regular cash dividends on AGL Resources' common stock paid to the LESOP and from contributions to the LESOP as approved by AGL Resources' Board of Directors. Contributions to the LESOP were $0.7 million for 1996 and $0.8 million for 1995 and $0.8 million for 1994. The principal balance of the loan was $2.9 million as of September 30, 1996, and $5.3 million as of September 30, 1995. The loan is payable on December 31, 1997.

         AGLC's officers and employees participate in AGL Resources' Long-Term Stock Incentive Plan (LTSIP). The LTSIP provides that incentive and nonqualified stock options, restricted stock and stock appreciation rights may be granted to key employees of AGL Resources and its subsidiaries. The exercise price of any shares under option must be at least equal to the fair market value on the date of the grant. The options granted become exercisable six months after the date of grant and generally expire 10 years after the date of grant.

         In addition to  providing  pension  benefits,  AGL  Resources  provides certain health care and life insurance benefits for retired employees. Substantially all employees become eligible for those benefits if they reach retirement age while working for AGLC.

         In 1993 the Georgia Commission approved a five-year phase-in of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) expense that defers a portion of SFAS 106 expense for future recovery. A regulatory asset has been recorded for the deferred portion of SFAS 106 expense. In 1993, the TRA approved the recovery of SFAS 106 expense that is funded through an external trust.

     Net periodic postretirement benefits costs allocated to AGLC for fiscal 1996 and 1995 include the following components:

(Millions of dollars)                          1996     1995    1994
---------------------------------------------------------------------
Service cost                                   $0.8    $ 0.9   $ 1.0
Interest cost                                   8.8      7.6     6.5
Actual return on assets                        (0.6)    (0.3)
Amortization of transition obligation           4.2      4.2     4.1
---------------------------------------------------------------------
Net postretirement benefits costs             $13.2    $12.4   $11.6
---------------------------------------------------------------------

         Approximately  $10.7  million,  $8.7  million  and $8.0  million of net
periodic   postretirement  benefits  costs  for  fiscal  1996,  1995  and  1994, respectively,  were recovered from

AGLC's customers. The remaining $2.5 million, $3.7 million and $3.6 million for 1996, 1995 and 1994, respectively, were deferred for future recovery through amortization and recognized as a regulatory asset in the financial statements consistent with regulatory decisions. AGL Resources has funded through an external trust SFAS 106 expense recovered from its utility customers in excess of the pay-as-you-go amounts.

         The following schedule sets forth the funded status of the AGL Resources plan as of September 30, 1996 and 1995:

(Millions of dollars)                                  1996              1995
-------------------------------------------------------------------------------
Retirees                                                   $(85.8)      $(94.1)
Fully eligible active plan participants                      (6.4)        (9.3)
Other active plan participants                              (13.3)       (14.5)
-------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation        (105.5)      (117.9)
Plan assets at fair value                                    10.4          8.0
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                                   (95.1)      (109.9)
Unrecognized transition obligation                           69.5         73.6
Unrecognized (gain) loss                                    (10.6)         6.2
-------------------------------------------------------------------------------
Accrued postretirement benefits costs                      $(36.2)      $(30.1)
-------------------------------------------------------------------------------

         During 1995 a curtailment loss of $22.9 million was incurred as a result of a corporate restructuring (see Note 3). The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-Medicare eligibility is 11% in 1996, decreasing 0.5% per year to 6% in the year 2006 and an additional 0.25% to 5.75% in 2007. The rate for post-Medicare eligibility is 9.5% in 1996, decreasing 0.5% per year to 5.5% in the year 2004 and an additional 0.25% to 5.25% in 2005. Increasing the assumed health care cost trend rate by 1% would increase the accumulated postretirement benefit obligation as of September 30, 1996, by approximately $6 million and the accrued postretirement benefits cost by approximately $0.5 million for fiscal 1996. The assumed discount rate used in determining the postretirement benefit obligation was 7.75% in 1996 and 1995.

5. Common Stock

         On March 6, 1996, AGLC completed a corporate restructuring in which AGL Resources became the holding company for AGLC and its subsidiaries. The holding company formation was completed upon receipt of shareholder approval on March 6, 1996, when each share of AGLC common stock was converted into one share of AGL Resources common stock, and AGLC became the primary subsidiary of AGL Resources. AGL Resources holds all shares of common stock of AGLC outstanding as of March 6, 1996.

         On November 3, 1995, the Board of Directors declared a two-for-one stock split of the common stock effected in the form of a 100% stock dividend to shareholders of record on November 17, 1995, and payable on December 1, 1995. AGLC recorded a decrease to premium on capital stock and an increase to common stock of $137.5 million to transfer the amount of the par value of the stock dividend to common stock. All references to number of shares have been restated retroactively to reflect the stock dividend.

         Common stock dividends declared during the first and second quarters of fiscal 1996 were paid to AGLC's public shareholders. Dividends declared during the third and fourth quarters of fiscal 1996 were paid to AGL Resources.

6. Preferred Stock

         AGLC is required under its charter to offer to purchase or call for redemption 4,100 shares of preferred stock for each of the five years ending September 30, 2001. The issues are callable at the option of AGLC, in whole or in part, upon 30 days' notice. Shares reacquired by AGLC to satisfy future requirements and reported as if canceled were 6,715; 7,715; and 8,715, as of September 30, 1996, 1995, and 1994, respectively.

         AGLC's charter contains provisions limiting the issuance of additional shares of preferred stock. The most restrictive of those provisions requires gross income, as defined, for a specified 12-month period to be at least equal to 1.5 times the sum of annualized interest requirements on outstanding indebtedness and the dividend requirements on outstanding preferred stock, including the preferred stock being issued. Based on earnings for fiscal 1996, AGLC's gross income was 2.48 times the sum of its interest and preferred stock dividend requirements.

         As of September 30, 1996, AGLC had 10 million shares of authorized, but unissued, preferred stock, no par value.

         The outstanding preferred stock, net of current maturities, as of September 30 is as follows:

(Millions of dollars)                                    1996   1995
---------------------------------------------------------------------
$100 par or stated value
(callable at option of AGLC)
Redeemable preferred stock
  4.72% - Current call
   price $103.00                                        $ 1.5  $ 1.5
  7.70% - Current call
   price (a)                                             44.5   44.5
  7.84% - Current call
   price
$101.96                                                  4.6     4.6
  8.32% - Current call
   price
$102.08                                                  4.9     4.9
Nonredeemable preferred stock
  4.50% - Current call
   price
$105.25                                                  2.0     2.0
  5.00% - Current call
   price
$105.00                                                  1.0     1.0
---------------------------------------------------------------------
Total                                                   $58.5  $58.5
---------------------------------------------------------------------
(a) Not redeemable prior to December 1, 1997.  Redeemable at par thereafter.

         The outstanding shares of preferred stock net of previously reacquired shares and shares reacquired during the year for purchase fund requirements are as follows:

                                  1996       1995       1994
-------------------------------------------------------------
4.50% Series
  Outstanding                   20,000     20,000     20,000
4.72% Series
  Outstanding                   15,285     15,285     15,285
5.00% Series
  Outstanding                   10,000     10,000     10,000
7.70% Series
  Outstanding                  445,000    445,000    445,000
7.84% Series
  Outstanding                   47,645     47,797     47,802
  Reacquired                       152          5      1,500
8.32% Series
  Outstanding                   49,854     50,004     50,004
  Reacquired                       150                   215
-------------------------------------------------------------
Total
  Outstanding                  587,784    588,086    588,091
  Reacquired                       302          5      1,715
-------------------------------------------------------------

7. Long-Term Debt

         Medium-term notes Series A, Series B and Series C were issued under an Indenture dated December 1, 1989. The notes are unsecured and rank on a parity with all other unsecured indebtedness. During 1994, $194.5 million in principal amount of such notes was issued. The annual maturities of long-term debt for the five years ending September 30, 2001, are $50 million in 2000 and $20 million in 2001.

         The outstanding long-term debt, net of current maturities, as of September 30 is as follows:

(Millions of dollars)                             1996      1995
----------------------------------------------------------------
Medium-term notes
  Series A (1)                                  $ 60.0    $ 60.0
  Series B (2)                                   300.0     300.0
  Series C (3)                                   194.5     194.5
----------------------------------------------------------------
Total                                           $554.5    $554.5
----------------------------------------------------------------
(1) Interest  rates from 8.90% to 9.10% with  maturity  dates from 2000 to 2021.
(2) Interest  rates from 7.15% to 8.70% with  maturity  dates from 2000 to 2023.
(3) Interest rates from 5.90% to 7.20% with maturity dates from 2004 to 2024.

8. Short-Term Debt

         Lines of credit with various banks provide for direct borrowings and are subject to annual renewal. The current lines of credit vary throughout the year from $75 million in the summer months to $253 million for peak winter financing. Certain of the lines are on a commitment fee basis. As of September 30, 1996, $59.3 million was available on lines of credit.

Short-term borrowings consisted of the following:

(Millions of dollars)                  1996       1995       1994
-------------------------------------------------------------------
Short-term debt outstanding
 at end of year                    $  152.0   $   51.0   $   95.4
Maximum amounts of short-term
 debt outstanding at any month
 end during the year                  156.3      155.0      229.4
Average amounts of short-term
 debt outstanding
 during the year (a)                   87.5       51.5       69.3
-------------------------------------------------------------------

Weighted Average Interest Rates
                                       1996       1995       1994
-------------------------------------------------------------------
Short-term debt outstanding
 at end of year                         5.7%       5.9%       5.1%
Average amounts of short-term
 debt outstanding
 during the year (a)                    5.8%       5.7%       3.6%
-------------------------------------------------------------------
(a) Average amount outstanding during the year calculated based on daily outstanding balances. Weighted average interest rate during the year calculated based on interest expense and average amount outstanding during the year.

9. Commitments and Contingencies

         AGLC has agreements for firm pipeline and storage capacity that expire at various dates through 2012. The aggregate amount of required payments under such agreements totals approximately $1.1 billion, with annual required payments of $225 million in 1997, $218 million in 1998, $156 million in 1999, $107 million in 2000 and $78 million in 2001. Total payments of fixed charges under all agreements were $225 million in 1996, $230 million in 1995 and $232 million in 1994. The purchased gas adjustment provisions of AGLC's rate schedules permit the recovery of gas costs from customers.

         In 1992 the Federal Energy Regulatory Commission (FERC) issued Order 636, which, among other things, mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations that became effective beginning in the 1993-1994 heating season. Order 636 permits AGLC's pipeline suppliers to pass through any prudently incurred transition costs, such as unrecovered gas costs, gas supply realignment costs and stranded costs. AGLC estimates its portion of such costs from all of its pipeline suppliers would approximate $109.9 million based on filings with FERC by the pipeline suppliers. Approximately $80.6 million of such costs have been incurred by AGLC as of September 30, 1996, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules.

         As part of the 1997 Gas Supply Plan, AGLC is authorized to continue limited gas supply hedging activities. The 1997 hedging program has been expanded beyond the program approved in the 1996 Gas Supply Plan. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program. Contracts outstanding as of September 30, 1996, and during the year then ended, were not significant.

         As of September 30, 1996, approximately 32% of AGLC's labor force was covered by collective bargaining agreements. A collective bargaining agreement with the General Teamsters Local Union No. 528 expired on September 15, 1996. A new, four-year contract was finalized on October 13, 1996. In addition, a new, five-year agreement with the Utility Workers' Union of America, Local Union No. 461, became effective October 15, 1996.

         Total rental expense for property and equipment was $3 million in 1996, $6.3 million in 1995 and $6.5 million in 1994. Minimum annual rentals under noncancelable operating leases are as follows: 1997 - $3 million; 1998 - $3.1 million; 1999 - $3.1 million; 2000 - $3.3 million; 2001 - $3.4 million; and thereafter - $6.3 million.

         AGLC is involved in litigation arising in the normal course of business (see Note 11 regarding Environmental Matters). Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements.

10. Customers' and Suppliers' Refunds

         Pursuant to orders of FERC, AGLC has received refunds from its interstate natural gas suppliers. Those refunds are a result of FERC orders adjusting the price of various pipeline services purchased by AGLC from its suppliers in prior periods. AGLC passes the refunds on to its customers under purchased gas provisions of rate schedules approved by the Georgia Commission and the TRA.

         On August 23, 1995, the Georgia Commission approved a $38.5 million plus interest refund of deferred purchased gas costs. The refund resulted from the overrecovery of gas costs through the purchased gas provisions of AGLC's rate schedules. The refund was credited to customers' bills in September 1995.

         On September 7, 1994, the Georgia Commission approved a $13.5 million refund of deferred purchased gas costs. The refund resulted from the overrecovery of gas costs through the purchased gas provisions of AGLC's rate schedules. The refund was credited to customers' bills in September 1994.

11. Environmental Matters

         AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia that AGLC does not now own, but that may have been associated with the operation of MGPs by AGLC or its predecessors. There are three sites in Florida that have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. Preliminary assessments and subsequent site investigations have revealed environmental impacts at and near some of those sites.

         Under a thorough analysis of potentially applicable requirements, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost of investigating and remediating the former MGP sites, excluding sites for which no remediation is expected or the cost of which cannot be estimated, could be as low as $30.4 million. Alternatively, AGLC has estimated that, under the least favorable circumstances reasonably possible, the future cost of investigating and remediating the same former MGP sites could be as high as $110.8 million, excluding sites for which no remediation is expected or the cost of which cannot be estimated. AGLC cannot estimate at this time the amount of any other future expenses or liabilities, or the impact on those estimates of future environmental or regulatory changes, that may be associated with or related to the MGP sites, including expenses or liabilities relating to any litigation. At the present time, no amount within the $30.4 million to $110.8 million range can be identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

         The Georgia Commission has approved the recovery by AGLC of environmental response costs, pursuant to AGLC's Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, environmental response costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

         AGLC is currently a party to claims and litigation related to the former MGP sites. During fiscal 1996 AGLC recovered $14.7 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGLC recognized other income of $1.6 million, after income taxes, and established regulatory liabilities for the remainder of those recoveries. AGLC intends to continue to pursue insurance coverage and contributions from potentially responsible parties.

12. Fair Value of Financial Instruments

         AGLC has estimated the fair value of its financial instruments, the carrying value of which differed from fair value using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of fair value presented herein and, therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange.

         The carrying amount and the estimated fair value of such financial instruments as of September 30, 1996 and 1995, consist of the following:

                                                        Carrying    Estimated
(Millions of dollars)                                     Amount   Fair Value
------------------------------------------------------------------------------
1996
Long-term debt including current portion                  $554.5       $566.6
Redeemable cumulative preferred stock of AGLC,
including current portion                                   55.8         56.9
------------------------------------------------------------------------------
1995
Long-term debt including current portion                  $554.5       $571.5
Redeemable cumulative preferred stock of AGLC,
 including current portion                                  55.8         56.6
------------------------------------------------------------------------------
The estimated fair values are determined based on the following:

Long-term debt - interest rates that are currently available for issuance of debt with similar terms and remaining maturities.

Redeemable cumulative preferred stock - quoted market price and dividend rates for preferred stock with similar terms.

The fair value estimates presented herein are based on information available to management as of September 30, 1996, and 1995. Management is not aware of any subsequent factors that would affect the estimated fair value amounts significantly.

13. Related Parties

         During August 1995 AGLC signed an agreement with Sonat Inc. (Sonat) to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat. AGLC invested $32.6 million for a 35% ownership interest in Sonat Marketing. AGLC's 35% investment is being accounted for under the equity method. The excess of the purchase price over the estimated fair value of the net tangible assets of approximately $23 million has been allocated to intangible assets consisting of customer lists and goodwill, which is being amortized over 10 and 35 years, respectively. During the third quarter of fiscal 1996 AGLC's interest in Sonat Marketing was dividended to AGL Investments.

         During fiscal 1996 and September 1995, AGLC purchased gas totaling $247.5 million and $23.7 million, respectively, from Sonat Marketing and its affiliates. As of September 30, 1996, and 1995, AGLC had outstanding obligations payable to Sonat Marketing of $18.8 million and $23.7 million, respectively.

         Accounts receivable and accounts payable balances as of September 30, 1996, resulting from related party transactions are as follows:

(Millions of dollars)                                       1996
------------------------------------------------------------------
Payable to AGL Resources -- short-term                    $ (4.7)
Payable to AGL Resources -- long-term                      (41.1)
Receivable from nonregulated subsidiaries                    2.0
------------------------------------------------------------------
Total payable to associated companies                     $(43.8)
------------------------------------------------------------------

14. Quarterly Financial Data (Unaudited)

         Quarterly financial data for fiscal 1996 and 1995 are summarized as follows:

(Millions)                            Operating       Operating       Net Income
Quarter Ended                          Revenues         Income          (Loss)
--------------------------------------------------------------------------------
1996
December 31, 1995                       $328.8          $42.0           $30.2
March 31, 1996                           478.8           54.5            46.4
June 30, 1996                            240.5           16.5             5.0
September 30, 1996(a)                    169.5            8.9            (1.0)
--------------------------------------------------------------------------------
1995(b)
December 31, 1994                       $328.8          $14.1           $ 1.8
March 31, 1995                           448.2           48.9            37.3
June 30, 1995                            177.5           12.2             1.4
September 30, 1995(c)                    108.5            1.7            (9.7)
--------------------------------------------------------------------------------
(a) During the fourth quarter of fiscal 1996, AGLC increased net income by $1.6 million as a result of a review of remaining liabilities in connection with a corporate restructuring plan. (See Note 3).

In addition, net income was increased during the fourth quarter of fiscal 1996 by $1.6 million in connection with recoveries from insurers in accordance with provisions of an environmental response cost recovery rider. (See Note 11).

(b) Quarterly operating income (loss) for 1995 includes the effects of charges for restructuring costs as follows: $44.5 million for the quarter ended December 31, 1994; $23.0 million for the quarter ended March 31, 1995; $1.7 million for the quarter ended June 30, 1995; and $1.1 million for the quarter ended September 30, 1995.

Quarterly net income (loss) for 1995 includes the effects of charges for restructuring costs as follows: $28.4 million for the quarter ended December 31, 1994; $13.0 million for the quarter ended March 31, 1995; $1.1 million for the quarter ended June 30, 1995; and $0.6 million for the quarter ended September 30, 1995.

The wide variance in quarterly earnings results from the highly seasonal nature of AGLC's business.

(c) During the fourth quarter of fiscal 1995, AGLC recorded a refund to its customers of $38.5 million plus interest. (See Note 10).

Independent Auditors' Report

Shareholder and Board of Directors of Atlanta Gas Light Company:

We have audited the accompanying consolidated balance sheets of Atlanta Gas Light Company and subsidiaries as of September 30, 1996 and 1995 and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Atlanta Gas Light Company and subsidiaries as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 5, 1996

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

--------------------------------------------------------------------------------





            The remainder of this page was intentionally left blank.

                                    Part III
--------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrants

      Set forth below is certain information regarding AGLC's executive officers and directors (two of whom are employees of AGLC), including their ages, as of September 30, 1996, their principal occupations (which have continued for at least the past five years unless otherwise noted), the year in which each was elected and any directorships held by them in other public companies.

      DAVID R. JONES, age 59, is President and Chief Executive Officer of AGLC (since 1988) and President and Chief Executive Officer and director of AGL Resources and Service Company (since January 1996 and August 1996, respectively); director of the Federal Reserve Bank of Atlanta. Mr. Jones has been a director of AGLC since 1985.

      THOMAS H. BENSON, age 51, Chief Operating Officer of AGLC and Executive Vice President of AGL Resources since August 1996, Executive Vice President
Customer Operations of AGLC from 1994 until 1996 and Senior Vice President Operations and Engineering of AGLC from 1988 until 1994. Mr. Benson has been a director of AGLC since 1996.

      CHARLIE J. LAIL, age 57, Senior Vice President Operations Improvement of AGLC since 1994, Senior Vice President Divisions of AGLC from 1992 until 1994, Vice President Divisions of AGLC from 1991 until 1992 and Vice President and Northeast Georgia Division manager of AGLC from 1988 until 1991.

      MICHAEL D. HUTCHINS, age 45, Vice President Operations and Engineering of AGLC since 1994, Vice President Engineering of AGLC from 1989 until 1994.

      CHARLES W. BASS, age 49, Executive Vice President and Chief Operating Officer of AGL Resources since August 1996, Executive Vice President Market Service and Development of AGLC from 1994 until 1996 and Senior Vice President Governmental and Regulatory Affairs of AGLC from 1988 until 1994. Mr. Bass has been a director of AGLC since 1996.

      MELANIE M. PLATT, age 42, Corporate Secretary of AGLC since February 1995, Corporate Secretary of AGL Resources and Service Company (since January 1996 and August 1996, respectively), previously associated with the law firm of Long, Aldridge & Norman, LLP, general counsel for AGLC, from 1985 until December 1994. Ms. Platt has been a director of AGLC since 1996.

      The By-Laws of AGLC provide that the Board of Directors shall consist of such number of directors as shall be fixed from time to time exclusively pursuant to a resolution adopted by the Board. The Board of Directors has established four directorships and has proposed that AGL Resources, as sole shareholder, elect as directors the four present directors named above to serve until the next succeeding Annual Meeting or until their respective successors have been duly elected. Each nominee presently is a director of AGLC and has consented to serve as a director if elected.

Section 16(a) Beneficial Ownership Reporting Compliance

      AGLC is required to identify any director, executive officer or person who owns more than ten percent of any class of Preferred Stock of AGLC registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Exchange Act) or any interest in any such class of Preferred Stock of AGLC who failed to timely file with the Securities Exchange Commission (Commission) a required report under Section 16(a) of the Exchange Act. Section 16(a) and regulations of the Commission thereunder require executive officers and directors and persons who own more than ten percent of any such class of Preferred Stock of AGLC or any interest in any such class of Preferred Stock of AGLC, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership of such securities with the Commission and the New York Stock Exchange. Executive officers, directors and persons owning more than ten percent of any such class of Preferred Stock of AGLC or any interest in any such class of Preferred Stock of AGLC are required by regulation of the Commission to furnish AGLC with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, AGLC believes that, during the fiscal year ended September 30, 1996, all applicable filing requirements were complied with.

--------------------------------------------------------------------------------
Item 11.  Executive Compensation

      Table 1 summarizes by various categories, for the fiscal years ended September 30, 1996, 1995 and 1994, the total compensation paid to or accrued for the President and Chief Executive Officer of AGLC and each other executive officer of AGLC whose salary and bonus for the fiscal year ended September 30, 1996 exceeded $100,000 (collectively referred to as the "named executive officers").


                                                    TABLE 1: SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                                                              Long-Term
                                                                                              Compensation
                                                                              Other
                               Fiscal Year                                    Annual          Securities      All Other
Name and                       Ended                                          Compen-         Underlying      Compensa-
Principal Position             September 30    Salary($)(1)  Bonus ($)(2)     sation($)(3)    Options(#)(4)   tion($)(5)
------------------             ------------    ------------  -------------  ------------      -------------   ----------
David R. Jones                     1996          $474,923    $160,800              -            37,161         $46,080
President and                      1995           444,423     230,000         $11,750           43,126          33,293
Chief Executive Officer            1994           409,981      53,950          26,500           33,536          28,181

Thomas H. Benson                   1996           248,885      83,600               -           20,129          17,497
Chief Operating Officer            1995           214,362      67,500               -           24,510          24,510
                                   1994           176,375      23,205               -           14,424          11,636

Charlie J. Lail                    1996           147,565      49,245               -            7,587          13,146
Senior Vice President              1995           145,962      44,100               -           11,980          12,554
                                   1994           141,742      18,720               -           11,636          11,947

Michael D. Hutchins                1996           132,162      44,570               -           12,276           8,698
Vice President                     1995           107,327      33,600               -            7,000           5,135
                                   1994            96,894      10,342               -            5,306           3,015




     (1) Includes before-tax contributions for the indicated fiscal years made to the AGL Resources Inc. Retirement Savings Plus Plan (RSP Plan) and the AGL Resources Inc. Nonqualified Savings Plan (NSP).

     (2) For fiscal 1996, 1995 and 1994, reflects cash bonus earned pursuant to the Variable Compensation Plan (formerly the Short-Term Incentive
          Plan) by each of the named executive officers other than Mr. Jones. For fiscal 1996, reflects for Mr. Jones a cash bonus earned. For fiscal 1995 and 1994, reflects for Mr. Jones a cash bonus and a bonus award of restricted stock which is not subject to any vesting restrictions. The dollar value of the restricted stock awards is based on the number of shares of restricted stock multiplied by the fair market value per share on the date of issuance.

     (3) Includes for Mr. Jones director's fees of $11,750 and $26,500 paid during fiscal 1995 and 1994, respectively. Effective January 1, 1995, Mr. Jones no longer receives any compensation for his services as a director or as a member of a standing committee of the Board. (See "Director Compensation" below.)

     (4) Options to purchase common stock of AGL Resources Inc.; includes grants of reload options pursuant to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (LTSIP).

     (5)  All Other Compensation paid during fiscal 1996 includes the following:
          (i) contributions to the AGL Resources Inc. Leveraged Employee Stock Ownership Plan: Mr. Jones - $1,829; Mr. Benson - $1,829; Mr. Lail - $1,789; and Mr. Hutchins - $1,347; (ii) contributions to the RSP Plan:
          Mr. Jones - $4,275;  Mr. Benson - $5,297;  Mr. Lail - $5,733;  and Mr.
          Hutchins - $5,088; (iii) contributions to the NSP: Mr. Jones - $13,586; Mr. Benson - $3,671; Mr. Lail - $0; and Mr. Hutchins - $0; and (iv) premiums paid for life insurance policies, any proceeds of which are payable to the respective beneficiaries designated by the named officers: Mr. Jones - $26,390; Mr. Benson - $6,700; Mr. Lail - $5,624; and Mr. Hutchins - $2,263.

Change in Control Employment Agreements

     During fiscal 1996, the Board of Directors of AGL Resources approved an Employment Continuity Program in which each of the named executive officers participates on one of three tier levels. The purpose of the program is to retain key management personnel and assure continued productivity of such personnel in the event of a change in control of AGL Resources.

     For purposes of the program, a "change in control" will be deemed to have occurred in connection with any of the following events: (i) the acquisition by a person or group of persons of 10% or more of the voting securities of AGL Resources; (ii) approval by the shareholders of a merger, business combination, or sale of 50% or more of AGL Resources' assets, the result of which is that less than 80% of the voting securities of the resulting corporation is owned by the former shareholders of AGL Resources; or (iii) the failure, during any period of two years, of incumbent directors to constitute at least a majority of the Board of Directors of AGL Resources.

     Generally, no benefits are provided under the program for any type of termination prior to the occurrence of a change in control, or for terminations following a change in control due to death, disability, voluntary termination (other than the Chief Executive Officer) or any termination for "cause," which includes failure to perform duties and responsibilities and fraud or dishonesty.

     Upon becoming operational, and depending on the tier level of participation and on the timing of employment termination, the program provides a severance benefit of between one and three years of base salary and annual incentive compensation to participants whose employment is involuntarily terminated within twelve months following the occurrence of a change in control.

     Other benefits provided include the payout of a pro rata bonus for the portion of the year in which the termination occurs, full vesting of all long-term incentives, a lump-sum payment of between one and three years of age and service credits under AGL Resources' pension plan, full vesting and funding of nonqualified retirement and deferral plan benefits, a one to three year continuation of healthcare benefits and life insurance, and outplacement assistance. The Chief Executive Officer and the Executive Vice Presidents of AGL Resources also will receive payments of legal fees (up to a maximum dollar limit) in connection with the enforcement of payouts under the program.

     For all participants, total severance benefits are limited to the maximum benefit allowable without triggering excise taxes.

Option Grants

     Table 2 sets forth information regarding the number and terms of options to purchase shares of AGL Resources common stock granted to the named executive officers during the fiscal year ended September 30, 1996. In addition, in accordance with the rules and regulations of the Commission, set forth is the present value of each option granted, calculated using the Black-Scholes option pricing model.


                                       TABLE 2: OPTION GRANTS IN LAST FISCAL YEAR


                               Number of          % of Total
                               Securities        Options
                               Underlying        Granted to            Exercise or
                               Options           Employees in          Base Price                            Grant Date
Name                           Granted(#)(1)     Fiscal Year           ($/Sh)(2)        Expiration Date      Present Value($)(3)

David R. Jones                     37,161           12.41%             $19.375               2/2/06            $90,673
Thomas H. Benson                   20,129            6.72               19.375               2/2/06             49,115
Charlie J. Lail                     7,587            *                  19.375               2/2/06             18,512
Michael D. Hutchins                   870            *                  19.750              4/24/02              1,957
                                    1,180            *                  19.750               2/3/05              2,808
                                    7,329            *                  19.375               2/2/06             17,883
                                    2,897            *                  20.500               2/3/05             11,211
------------------
* Less than 1%.

     (1) Options were granted to each of the named executive officers pursuant to the LTSIP and became fully exercisable six months after the date of grant. Options are subject to early termination upon the occurrence of certain events related to termination of employment. Further, Reload Options (as hereinafter defined) were granted to Mr. Hutchins to purchase the following number of shares: 870 shares on November 6, 1995; 1,180 shares on November 6, 1995; and 2,897 shares on August 16, 1996.

     (2) The exercise price of options may be paid in cash, by delivery of already owned shares of Common Stock of AGL Resources or by any other method approved by the Nominating and Compensation Committee, which administers the LTSIP. To the extent that the exercise price of an option is paid with shares of common stock of AGL Resources, a "Reload Option" will be granted to the optionee. A Reload Option is an option granted for the same number of shares as is exchanged in payment of the exercise price and is subject to all of the same terms and conditions as the original option except for the exercise price which is determined on the basis of the fair market value of the common stock of AGL Resources on the date the Reload Option is granted. One or more successive Reload Options may be granted to an optionee who pays for the exercise of a Reload Option with shares of common stock of AGL Resources.

     (3) The "Grant Date Present Value" is calculated using the Black-Scholes Warrant Valuation Call Option Model, assuming a constant dividend yield. This model assumes no dilution effects and includes the following assumptions for the options granted to the named executive officers: expected volatility - 16.15% (14.55%, 14.55% and 21.33% with respect to Mr. Hutchins' Reload Options for 870, 1,180 and 2,897 shares, respectively); annual risk free rate of return (represents the monthly average yield on ten year Treasury notes during the month of the grant) - 5.81% (5.80%, 5.90% and 6.58% with respect to Mr.
          Hutchins' Reload Options for 870, 1,180 and 2,897 shares, respectively); annual dividend yield - 5.47% (5.37%, 5.37% and 5.17% with respect to Mr. Hutchins' Reload Options for 870, 1,180 and 2,897 shares, respectively). The model also assumes an exercise period for options granted of ten years; provided, however, with respect to Mr. Hutchins' Reload Options to purchase 870, 1,180 and 2,897 shares of common stock, an exercise period of approximately 78 months, 111 months and 111 months, respectively, was assumed.

Option Exercises

         Table 3 sets forth option exercises to purchase shares of AGL Resources Inc. common stock by the named executive officers during the fiscal year ended September 30, 1996, including the aggregate value of gains on the date of exercise. The table also sets forth (i) the number of shares covered by options (both exercisable and unexercisable) as of September 30, 1996 and (ii) the respective values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and the fair market value of AGL Resources' Common Stock at September 30, 1996.


                                 TABLE 3: AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FISCAL YEAR END OPTION VALUES


                         Exercises During Year                                Fiscal Year End
                         ---------------------                                ---------------

                                                            Number of Securities           Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options
                      Shares Acquired  Value           Options at Fiscal Year End(#)      at Fiscal Year End($)(1)
Name                  on Exercise(#)   Realized($)     Exercisable    Unexercisable    Exercisable     Unexercisable
----                  --------------   -----------     -----------    -------------    -----------     -------------

David R. Jones                 -               -           138,695               -        $272,288          -
Thomas H. Benson               -               -            65,055               -          74,888          -
Charlie J. Lail                -               -            41,439               -          46,872          -
Michael D. Hutchins        6,250          26,290            23,799           2,897          12,913          -

     (1) Certain exercisable options held by the named executive officers were not "in-the-money" at September 30, 1996.

Retirement Plan

         Table 4 reflects the estimated annual lifetime benefits calculated on a straight-life annuity basis and payable under the terms of the AGL Resources Inc. Retirement Plan (the "Retirement Plan") and the AGL Resources Inc. Excess Benefit Plan (the "Excess Benefit Plan") (as described below), as currently in effect, to persons in specified compensation and years of service classifications upon retirement at age 65. Benefit amounts as reflected in the table are subject to reductions for a portion of Social Security benefits.


                                                  TABLE 4: PENSION PLAN TABLE


 3 Year                                              Years of Service
 Average          ------------------------------------------------------------------------
Earnings          20           25            30            35             40            45
--------          --           --            --            --             --            --

 $100,000      $33,333      $41,667       $50,000       $57,500        $65,000       $72,500
  150,000       50,000       62,500        75,000        86,250         97,500       108,750
  200,000       66,667       83,333       100,000       115,000        130,000       145,000
  250,000       83,333      104,167       125,000       143,750        162,500       181,250
  300,000      100,000      125,000       150,000       172,500        195,000       217,500
  350,000      116,667      145,833       175,000       201,250        227,500       253,750
  400,000      133,333      166,667       200,000       230,000        260,000       290,000
  450,000      150,000      187,500       225,000       258,750        292,500       326,250
  500,000      166,667      208,333       250,000       287,500        325,000       362,500


         The Retirement Plan is a qualified defined benefit pension plan which covers all employees of AGL Resources and its participating affiliate companies (except leased employees) who have satisfied certain standards as to hours of service, who have attained age 21 and who have been employed for one year. Benefits under the Retirement Plan are based upon length of service, with varying provisions for employees who are terminated or take early, normal or deferred retirement. A participant's benefits also vary depending upon the participant's earnings for the three consecutive years of highest compensation during his or her final 60 months of employment.

         The compensation covered by the Retirement Plan includes generally the base rate of earnings actually paid to a participant (up to dollar limits imposed by the Internal Revenue Service). This amount of compensation does not include the bonuses or director's fees that are included in the above Summary Compensation Table. The Retirement Plan also provides, subject to certain conditions, for the payment of vested benefits of a deceased employee to his or her spouse during such spouse's lifetime.

         AGL Resources makes contributions to the Retirement Plan to fund the benefits which accrue thereunder. Annual contribution amounts are determined actuarially. Participant contributions are not permitted.

         In addition, AGL Resources maintains an Excess Benefit Plan for its employees, the purpose of which is to restore pension benefits to employees who are prevented from receiving their total accrued benefits under the Retirement Plan because of the maximum benefit limitations imposed on qualified retirement plans by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"). The Excess Benefit Plan is not funded, but benefit payments are made directly by AGL Resources. Benefits under the Excess Benefit Plan are payable in the same form and according to the same general terms and conditions as benefits under the Retirement Plan. All employees who participate in the Retirement Plan whose benefits are limited by the provisions of the Code will receive restoration of benefits under the Excess Benefit Plan.

         The amounts shown in the Summary Compensation Table above do not include AGL Resources's contributions in connection with the Retirement Plan or the Excess Benefit Plan for the named executive officers. Such amounts are not and cannot be readily separated or individually calculated. AGL Resources made a contribution of approximately $13.4 million to the Retirement Plan for the plan year ended June 30, 1996.

         As of the plan year ended June 30, 1996, Messrs. Jones, Benson, Lail and Hutchins had 36, 26, 32 and 23 years of service, respectively.

         The Retirement Plan and the Excess Benefit Plan are administered by or are under the direction of the Retirement Plan Administrative Committee appointed by the Board of Directors. Wachovia Bank of North Carolina, N.A., serves as Trustee to the Retirement Plan. The Retirement Plan must be amended to bring it into compliance with recent changes in federal law.


Director Compensation

     Any director who is an officer or employee of AGLC or AGL Resources does not receive any compensation for his or her services as a director or as a member of a standing committee of the Board. Each of the directors of AGLC is an officer of AGLC and/or AGL Resources.


--------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management

      As of September 30, 1996, all of the outstanding shares of common stock of AGLC are beneficially owned by AGL Resources. Accordingly, as of September 30, 1996, AGL Resources is the beneficial owner of more than 5% of the AGLC common stock.

      The following table sets forth certain information as of September 30, 1996 regarding the ownership of AGL Resources common stock by each director and director nominee, by each executive officer named in the Summary Compensation Table (collectively, the "named executive officers") who is not a director and by all directors and executive officers as a group, based on data furnished to AGLC.

Name and Relationship of Beneficial Owner to        Number of Shares of Common
AGLC                                                Stock Owned Beneficially
                                                    (Percent of Class)(1)
David R. Jones
President, Chief Executive Officer and Director     223,715 (*)(2)(3)(4)(5)

Thomas H. Benson
Chief Operating Officer and Director                94,359  (*)(2)(3)(4)(5)

Charlie J. Lail
Senior Vice President                               62,897 (*)(2)(3)(4)(5)

Michael D. Hutchins
Vice President                                      33,444 (*)(2)(3)(4)(5)

Charles W. Bass
Director                                            103,301 (*)(2)(3)(4)(5)

Melanie M. Platt
Director                                            6,629 (*)(2)(3)(4)(5)

All executive officers and directors as a group
(6 persons)                                         524,345 (1%)(2)(3)(4)(5)
---------------------------
(*)   Less than one percent.

     (1) As of September 30, 1996, no individual director or executive officer of AGLC owned beneficially 1% or more of the outstanding common stock of AGL Resources or any class of Preferred Stock of AGLC or any interest in any class of Preferred Stock of AGLC. Beneficial ownership as reported herein has been determined in accordance with regulations of the Commission and includes shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options. Except as otherwise indicated in footnote (4) below, all executive officers, directors and director nominees have sole voting and investment power with respect to the shares shown.

     (2) Includes shares held for the accounts of the above-named persons and the above-referenced group as participants in the LESOP and RSP Plan as follows: Mr. Jones - 30,747 shares; Mr. Benson - 16,222 shares; Mr. Lail - 13,028 shares; Mr. Hutchins - 5,154 shares; Mr. Bass - 15,415 shares; Ms. Platt - 118 shares; and the above-referenced group -80,684 shares.

     (3) Includes shares which may be acquired by the above-named persons and the above-referenced group upon the exercise of stock options as follows: Mr. Jones - 138,695 shares; Mr. Benson - 65,055 shares; Mr. Lail - 41,439 shares; Mr. Hutchins - 23,799 shares; Mr. Bass - 77,963 shares; Ms. Platt - 5,600 shares; and the above- referenced group - 352,551 shares.

     (4) With regard to Mr. Jones, the shares shown include 51,648 shares for which he shares voting and investment power and 1,322 shares which are held of record by the spouse of Mr. Jones as to which he disclaims beneficial ownership; with regard to Mr. Benson, the shares shown include 13,082 shares for which he shares voting and investment power; with regard to Mr. Lail, the shares shown include 3,054 shares for which he shares voting and investment power; with regard to Mr. Hutchins, the shares shown include 3,671 shares for which he shares voting and investment power; with regard to Mr. Bass, the shares shown include 3,683 shares for which he shares voting and investment power; with regard to Ms. Platt, the shares shown include 911 shares for which she shares voting and investment power; and with regard to the group, the shares shown include 76,049 shares held with shared voting and investment power and 1,322 shares held of record by certain spouses of members
          of   the  above-referenced  group as to which the respective members of the group disclaim beneficial ownership.

     (5) Excludes shares held by the Trust of the NSP for the benefit of the above-named persons and the above-referenced group as follows: Mr. Jones - 2,252 shares; Mr. Benson - 849 shares; Mr. Lail - 892 shares; Mr. Hutchins - -0- shares; Mr. Bass - 577 shares; Ms. Platt - -0-shares; and the above-referenced group - 4,570 shares. As determined in accordance with regulations of the Commission, such shares are not deemed to be beneficially owned and, accordingly, are excluded from the shares of common stock shown in the table above. (See footnotes
          (1) and (5) to "Table 1: Summary Compensation Table" above.)


--------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions

     Compensation Committee Interlocks and Insider Participation

      Prior to the formation of the AGL Resources holding company in March 1996, the AGLC Nominating and Compensation Committee was composed of Messrs. Bradley, Brumby, Norman, Tarbutton and Taylor, none of whom is an officer or employee of AGLC. Mr. Norman is a partner in the law firm of Long, Aldridge & Norman, LLP, General Counsel to AGLC and AGL Resources. For the fiscal year ended September 30, 1996, AGLC and AGL Resources paid to Long, Aldridge & Norman, LLP approximately $3.6 million for legal services to AGL Resources, AGLC and their subsidiaries.

                                     Part IV
--------------------------------------------------------------------------------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents Filed as Part of This Report:

            1.    Financial Statements

               Included under Item 8 are the following financial statements:

               Statements of Consolidated Income for the Years Ended September 30, 1996, 1995 and 1994.

               Statements of Consolidated Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

               Consolidated Balance Sheets as of September 30, 1996 and 1995.

               Statements of Consolidated Common Stock Equity for the Years Ended September 30, 1996, 1995 and 1994.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

            2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1996:

               II.   -   Valuation   and   Qualifying   Account--Allowance   for
               Uncollectible Accounts.

               Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

             3.  Exhibits

               Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Exhibits indicated by an asterisk are provided in electronic format only.

          3.1* - Charter of the Company, as amended through February 22, 1993.

          3.2 - Articles of Merger of the Company and AGL Merger Co. filed March 6, 1996, with the Secretary of State of the State of Georgia.

          3.3  -  Articles  of  Amendment  to  the  Articles  of   Incorporation
               (Charter) of the Company filed on October 3, 1996, with the Secretary of State of the State of Georgia.

          3.4 - By-Laws of the Company, as amended through November 17, 1995 (Exhibit 3(e), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

          4.1 - Indenture, dated as of December 1, 1989, between Atlanta Gas Light Company and Bankers Trust Company, as Trustee (Exhibit 4(a), Registration No. 33-32274).

          4.2 - First Supplemental Indenture, dated as of March 16, 1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee, (Exhibit 4(a), Registration No. 33-46419).

          10.1 - Executive Compensation Plans and Arrangements;

          10.1.a - Executive  Severance Pay Plan of AGL Resources Inc.  (Exhibit
               10.1.a, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1996).

          10.1.b - AGL Resources  Inc.  Long-Term  Stock  Incentive Plan of 1990
               (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

          10.1.c - First  Amendment to the AGL Resources  Inc.  Long-Term  Stock
               Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

          10.1.d - Third  Amendment to the AGL Resources  Inc.  Long-Term  Stock
               Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

          10.1.e - AGL Resources Inc.  Nonqualified Savings Plan (Exhibit 10(a),
               Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

          10.2 - Service Agreement under Rate Schedule GSS dated April 13, 1972,
               between   the  Company   and   Transcontinental   Gas  Pipe  Line
               Corporation (Exhibit 5(c), Registration No. 2-48297).

          10.3 - Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

          10.4 - Storage Transportation Agreement, dated June 1, 1979, between the Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

          10.5 - Letter of Intent dated September 18, 1987, between the Company and Jupiter Industries, Inc. relating to the purchase by the Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries, Inc. (Exhibit 10(p), Form 10-K for the fiscal year ended September 30, 1987).

          10.6 - Agreement for the Purchase of Assets dated April 5, 1988, between the Company and Jupiter Industries, Inc., (Exhibit 10(q), Form 10-K for the fiscal year ended September 30, 1988).

          10.7 - 100 Day Storage Service Agreement, dated June 1, 1979, between the Company and South Georgia Natural Gas Company, (Exhibit 10(r), Form 10-K for the fiscal year ended September 30, 1989).

          10.8 - Service Agreement under Rate Schedule LSS, dated October 31, 1984, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1989).

          10.9 - Storage Transportation Agreement, dated June 1, 1979, between the Company and South Georgia Natural Gas Company, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30, 1990).

          10.10- Firm Seasonal  Transportation  Agreement,  dated June 29, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990).

          10.11- Service  Agreement under Rate Schedule WSS, dated June 1, 1990, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1990).

          10.12-  Limited-Term  Transportation  Agreement  Contract # A970 dated
               April 1, 1988, between the Company and CNG Transmission Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1991).

          10.13- Service  Agreement  System  Contract #.2271 under Rate Schedule
               FT, dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1991).

          10.14- Service  Agreement System Contract #.4984 dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1991).

          10.15- Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between the Company and South Georgia Natural Gas Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1992).

          10.16- Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1992).

          10.17- Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between the Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1992).

          10.18- Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between the Company and CNG Transmission Corporation (Exhibit 10(y), Form 10-K for the fiscal year ended September 30, 1993).

          10.19- Service  Agreement  Applicable  to the  Storage of Natural  Gas
               under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1993).

          10.20- Firm  Seasonal  Transportation  Agreement,  dated  February  1,
               1992, between the Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1993).

          10.21- Service  Agreement  under Rate  Schedule  SS-1,  dated April 1,
               1988, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1994).

          10.22- Firm Gas  Transportation  Agreement  #5049 under Rate  Schedule
               FT-A, dated November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1994).

          10.23- Firm Gas  Transportation  Agreement  #5051 under Rate  Schedule
               FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1994).

          10.24- Gas  Storage  Contract  #3998  under Rate  Schedule  FS,  dated
               November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994).

          10.25- Gas  Storage  Contract  #3999  under Rate  Schedule  FS,  dated
               November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994).

          10.26- Gas  Storage  Contract  #3923  under Rate  Schedule  FS,  dated
               November 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1994).

          10.27- Gas  Storage  Contract  #3947  under Rate  Schedule  FS,  dated
               November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994).

          10.28-  Service  Agreement  #902470  under  Rate  Schedule  FT,  dated
               September 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(hh), Form 10-K for the fiscal year ended September 30, 1994).

          10.29-  Service  Agreement  #904460  under  Rate  Schedule  FT,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994).

          10.30-  Service  Agreement  #904480  under  Rate  Schedule  FT,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(jj), Form 10-K for the fiscal year ended September 30, 1994).

          10.31- Service  Agreement  #904461  under Rate Schedule  FT-NN,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(kk), Form 10-K for the fiscal year ended September 30, 1994).

          10.32- Service  Agreement  #904481  under Rate Schedule  FT-NN,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(ll), Form 10-K for the fiscal year ended September 30, 1994).

          10.33- Service  Agreement  #S20140  under  Rate  Schedule  CSS,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(mm), Form 10-K for the fiscal year ended September 30, 1994).

          10.34- Service  Agreement  #S20150  under  Rate  Schedule  CSS,  dated
               November 1, 1994, between the Company and Southern Natural Gas Company (Exhibit 10(nn), Form 10-K for the fiscal year ended September 30, 1994).

          10.35-  Service  Agreement  #904470  under  Rate  Schedule  FT,  dated
               November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Form 10-K for the fiscal year ended September 30, 1994).

          10.36- Service  Agreement  #904471  under Rate Schedule  FT-NN,  dated
               November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Form 10-K for the fiscal year ended September 30, 1994).

          10.37- Service  Agreement  #S20130  under  Rate  Schedule  CSS,  dated
               November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Form 10-K for the fiscal year ended September 30, 1994).

          10.38- Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(a), Form 10-Q for the quarter ended March 31, 1996).

          10.39- Firm Storage (FS) Agreement, dated November 1, 1994, between the Company and ANR Storage Company (Exhibit 10(b), Form 10-Q for the quarter ended March 31, 1996).

          10.40- Firm Transportation Agreement, dated March 1, 1996, between the Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Form 10-Q for the quarter ended March 31, 1996).

          10.41- Firm Transportation Agreement, dated March 1, 1996, between the Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Form 10-Q for the quarter ended March 31, 1996).

          10.42- Firm  Transportation  Agreement,  dated March 1, 1996,  between
               Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1996).

          10.43- Firm Transportation Agreement,  dated June 1, 1996, between the
               Company and Southern Natural Gas Company amending Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Form 10-K for the fiscal year ended September 30, 1995).

          10.44- Firm Storage  Agreement,  effective  December 1, 1994,  between
               Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Form 10-K for the fiscal year ended September 30, 1995).

          10.45-  Firm  Storage  Agreement,  effective  July  1,  1996,  between
               Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Form 10-K for the fiscal year ended September 30, 1995).

          10.46-  Firm  Storage  Agreement,  effective  July  1,  1996,  between
               Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Form 10-K for the fiscal year ended September 30, 1995).

          10.47- Firm Transportation Agreement, dated September 26, 1994, between The Company and South Georgia Natural Gas Company amending Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Form 10-K for the fiscal year ended September 30, 1995).

          10.48- Firm Storage  Agreement,  effective  July 1, 1996,  between The
               Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Form 10- K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Form 10- K for the fiscal year ended September 30, 1995).

          10.49- Firm Storage  Agreement,  effective  July 1, 1996,  between The
               Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Form 10- K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Form 10- K for the fiscal year ended September 30, 1995).

          10.50- Firm Storage Agreement,  effective January 1, 1996, between the
               Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Form 10-Q for the quarter ended December 31, 1995).

          10.51- Firm  Storage  Agreement,  effective  January 1, 1996,  between
               Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Form 10-Q for the quarter ended December 31, 1995).

          10.52- Gas  Sales  Agreement  between  Seller  and  Atlanta  Gas Light
               Company, as Buyer (Exhibit 10(a), Form 10-Q for the quarter ended March 31, 1995).

          10.53- FPS-1 Service  Agreement,  dated July 9, 1996,  between Atlanta
               Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1996).

          10.54- Amendment to FS Agreement,  dated  September 13, 1994,  between
               Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation.

          10.55- Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company.

          10.56- Three-party agreement between ANR Storage Company,  Atlanta Gas
               Light  Company  and  Southern  Natural  Gas  Company,   effective
               November 1, 1994.

          10.57- Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company.

          10.58- Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibit 10(jj) , Form 10-K for the fiscal year ended September 30, 1995.

          10.59-  Amendatory  Agreement,  effective  August  23,  1996,  between
               Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Form 10-K for the fiscal year ended September 30, 1995.

          21   - Subsidiaries of the Registrant.

          23   - Independent Auditors' Consent.

          24   - Powers of Attorney (included with Signature Page hereto).

          27   - Financial Data Schedule.

(b)     Reports on Form 8-K

              No Form 8-K was filed during the last quarter of the year ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 1996.

                                      ATLANTA GAS LIGHT COMPANY



                              By: /s/ David R. Jones
                                      David R. Jones
                                      President and Chief Executive Officer



                               POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David R. Jones and J. Michael Riley, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 1, 1996.

    Signatures                        Title



/s/ David R. Jones
    David R. Jones                    President and Chief Executive Officer
                                      (Principal Executive Officer) and Director

/s/ J. Michael Riley
    J. Michael Riley                  Vice President and Chief Financial
                                        Officer
                                      (Principal Accounting and Financial
                                        Officer)

/s/ Charles W. Bass
    Charles W. Bass                   Director



/s/ Thomas H. Benson
    Thomas H. Benson                  Director


/s/ Melanie M. Platt
    Melanie M. Platt                  Director



*By /s/ J. Michael Riley
        J. Michael Riley,
        as Attorney-in-Fact

                                                                     SCHEDULE II

                           ATLANTA GAS LIGHT COMPANY
                        VALUATION AND QUALIFYING ACCOUNT
                      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN MILLIONS)


--------------------------------------------------------------------------------
                                                  1996        1995        1994
--------------------------------------------------------------------------------

Balance, beginning of year .............       $   4.4     $   2.8     $   1.9
Additions:
  Provisions charged to income .........           4.6         5.3         7.5
  Recovery of accounts
    previously written off
    as uncollectible ...................           8.6         6.6         7.1
                                               -------     -------     -------
      Total ............................          17.6        14.7        16.5

Deduction:
  Accounts written off
    as uncollectible ...................          14.9        10.3        13.7
                                               -------     -------     -------

Balance, end of year ...................       $   2.7     $   4.4     $   2.8
                                               =======     =======     =======

                                INDEX TO EXHIBITS



      Exhibit
      Number                                               Description


      3.1*          -    Charter of the Company, as amended through February 22,
                         1993.

      3.2           -    Articles of Merger of the Company and AGL Merger Co.
                         filed March 6, 1996, with the Secretary of State of the State of Georgia.

      3.3           -    Articles of Amendment to the Articles of Incorporation
                         (Charter) of the Company filed on October 3, 1996, with the Secretary of State of the State of Georgia.

      3.4           -    By-Laws of the Company, as amended through November 17,
                         1995 (Exhibit 3(e), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

      4.1           -    Indenture, dated as of December 1, 1989, between
                         Atlanta Gas Light Company and Bankers Trust Company, as
                         Trustee (Exhibit 4(a), Registration No. 33-32274).

      4.2           -    First Supplemental Indenture, dated as of  March 16,
                         1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee,
                         (Exhibit 4(a), Registration No. 33-46419).

      10.1          -    Executive Compensation Plans and Arrangements;

      10.1.a        -    Executive Severance Pay Plan of AGL Resources Inc.
                         (Exhibit 10.1.a, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1996).

      10.1.b - AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

      10.1.c - First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

      Exhibit
      Number                                               Description


      10.1.d        -    Third Amendment to the AGL Resources Inc. Long-Term
                         Stock Incentive Plan of 1990 (Exhibit C to the Proxy
                         Statement and Prospectus filed as a part of Amendment
                         No. 1 to Registration Statement on Form S-4, No.
                         33-99826).

      10.1.e        -    AGL Resources Inc. Nonqualified Savings Plan (Exhibit
                         10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

      10.2          -    Service Agreement under Rate Schedule GSS dated April
                         13, 1972, between the Company and Transcontinental Gas
                         Pipe Line Corporation (Exhibit 5(c), Registration No.
                         2-48297).

      10.3          -    Service Agreement under Rate Schedule LG-A, effective
                         August 16, 1974, between the Company and
                         Transcontinental Gas Pipe Line Corporation (Exhibit
                         5(d), Registration No. 2-58971).

      10.4          -    Storage Transportation Agreement, dated June 1, 1979,
                         between the Company and Southern Natural Gas Company,
                         (Exhibit 5(n), Registration No. 2-65487).

      10.5          -    Letter of Intent dated September 18, 1987, between the
                         Company and Jupiter Industries, Inc. relating to the purchase by the Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries,
                         Inc. (Exhibit 10(p), Form 10-K for the fiscal year ended September 30, 1987).

      10.6          -    Agreement for the Purchase of Assets dated April 5,
                         1988, between the Company and Jupiter Industries, Inc.,
                         (Exhibit 10(q), Form 10-K for the fiscal year ended
                         September 30, 1988).

      10.7          -    100 Day Storage Service Agreement, dated June 1, 1979,
                         between the Company and South Georgia Natural Gas
                         Company, (Exhibit 10(r), Form 10-K for the fiscal year ended September 30, 1989).

      10.8          -    Service Agreement under Rate Schedule LSS, dated
                         October 31, 1984, between the Company and
                         Transcontinental Gas Pipe Line Corporation, (Exhibit
                         10(s), Form 10-K for the fiscal year ended September
                         30, 1989).

      Exhibit
      Number                                               Description


      10.9          -    Storage Transportation Agreement, dated June 1, 1979,
                         between the Company and South Georgia Natural Gas
                         Company, (Exhibit 10(v), Form 10-K for the fiscal year ended September 30, 1990).

      10.10         -    Firm Seasonal Transportation Agreement, dated June 29,
                         1990, between the Company and Transcontinental Gas Pipe
                         Line Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1990).

      10.11         -    Service Agreement under Rate Schedule WSS, dated June
                         1, 1990, between the Company and  Transcontinental  Gas
                         Pipe Line Corporation, (Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1990).

      10.12         -    Limited-Term Transportation Agreement Contract # A970
                         dated  April  1,  1988,  between  the  Company  and CNG
                         Transmission Corporation, (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1991).

      10.13         -    Service Agreement System Contract #.2271 under Rate
                         Schedule FT, dated August 1, 1991,  between the Company
                         and   Transcontinental   Gas  Pipe  Line   Corporation,
                         (Exhibit  10(dd),  Form 10-K for the fiscal  year ended
                         September 30, 1991).

      10.14         -    Service Agreement System Contract #.4984 dated August
                         1, 1991, between the Company and  Transcontinental  Gas
                         Pipe Line Corporation, (Exhibit 10(ee), Form 10-K for the fiscal year ended September 30, 1991).

      10.15         -    Service Agreement Contract #830810 under Rate Schedule
                         FT, dated March 1, 1992,  between the Company and South
                         Georgia Natural Gas Company (Exhibit 10(aa), Form 10-K for the fiscal year ended September 30, 1992).

      10.16         -    Firm Gas Transportation Contract #3699 under Rate
                         Schedule  FT,  dated  February  1,  1992,  between  the
                         Company and  Transcontinental Gas Pipe Line Corporation
                         (Exhibit  10(dd),  Form 10-K for the fiscal  year ended
                         September 30, 1992).

      Exhibit
      Number                                               Description


      10.17         -    Firm Gas Transportation Agreement under Rate Schedule
                         FT-1, dated July 1, 1992,  between the Company and East
                         Tennessee  Natural Gas Company  (Exhibit  10(ff),  Form
                         10-K for the fiscal year ended September 30, 1992).

      10.18         -    Service Agreement Applicable to the Storage of Natural
                         Gas under Rate Schedule GSS, dated October 25, 1993, between the Company and CNG Transmission Corporation
                         (Exhibit  10(y),  Form 10-K for the  fiscal  year ended
                         September 30, 1993).

      10.19         -    Service Agreement Applicable to the Storage of Natural
                         Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission
                         Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1993).

      10.20         -    Firm Seasonal Transportation Agreement, dated February
                         1, 1992, between the Company and  Transcontinental  Gas
                         Pipe Line  Corporation  amending  Exhibit 10(bb),  Form
                         10-K for the  fiscal  year  ended  September  30,  1990
                         (Exhibit  10(cc),  Form 10-K for the fiscal  year ended
                         September 30, 1993).

      10.21         -    Service Agreement under Rate Schedule SS-1, dated April
                         1, 1988, between the Company and  Transcontinental  Gas
                         Pipe Line Corporation (Exhibit 10(z), Form 10-K for the fiscal year ended September 30, 1994).

      10.22         -    Firm Gas Transportation Agreement #5049 under Rate
                         Schedule  FT-A,  dated  November  1, 1993,  between the
                         Company and  Tennessee  Gas Pipeline  Company  (Exhibit
                         10(aa),  Form 10-K for the fiscal year ended  September
                         30, 1994).

      10.23         -    Firm Gas Transportation Agreement #5051 under Rate
                         Schedule  FT-A,   dated   November  1,  1993,   between
                         Chattanooga  Gas Company  and  Tennessee  Gas  Pipeline
                         Company (Exhibit 10(bb), Form 10-K for the fiscal year ended September 30, 1994).

      10.24         -    Gas Storage Contract #3998 under Rate Schedule FS,
                         dated  November  1,  1993,   between  the  Company  and
                         Tennessee Gas Pipeline Company  (Exhibit  10(cc),  Form
                         10-K for the fiscal year ended September 30, 1994).

      Exhibit
      Number                                               Description


      10.25         -    Gas Storage Contract #3999 under Rate Schedule FS,
                         dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd),
                         Form 10- K for the  fiscal  year  ended  September  30,
                         1994).

      10.26         -    Gas Storage Contract #3923 under Rate Schedule FS,
                         dated  November  1,  1993,   between  the  Company  and
                         Tennessee Gas Pipeline Company  (Exhibit  10(ee),  Form
                         10-K for the fiscal year ended September 30, 1994).

      10.27         -    Gas Storage Contract #3947 under Rate Schedule FS,
                         dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff),
                         Form  10-K for the  fiscal  year  ended  September  30,
                         1994).

      10.28         -    Service Agreement #902470 under Rate Schedule FT, dated
                         September 1, 1994, between the Company and Southern
                         Natural Gas Company (Exhibit 10(hh), Form 10-K for the fiscal year ended September 30, 1994).

      10.29         -    Service Agreement #904460 under Rate Schedule FT, dated
                         November 1, 1994, between the Company and Southern
                         Natural Gas Company (Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994).

      10.30         -    Service Agreement #904480 under Rate Schedule FT, dated
                         November 1, 1994, between the Company and Southern
                         Natural Gas Company (Exhibit 10(jj), Form 10-K for the fiscal year ended September 30, 1994).

      10.31         -    Service Agreement #904461 under Rate Schedule FT-NN,
                         dated  November  1,  1994,   between  the  Company  and
                         Southern Natural Gas Company (Exhibit 10(kk), Form 10-K for the fiscal year ended September 30, 1994).

      10.32         -    Service Agreement #904481 under Rate Schedule FT-NN,
                         dated  November  1,  1994,   between  the  Company  and
                         Southern Natural Gas Company (Exhibit 10(ll), Form 10-K for the fiscal year ended September 30, 1994).

      10.33         -    Service Agreement #S20140 under Rate Schedule CSS,
                         dated  November  1,  1994,   between  the  Company  and
                         Southern Natural Gas Company (Exhibit 10(mm), Form 10-K for the fiscal year ended September 30, 1994).

      Exhibit
      Number                                               Description


      10.34         -    Service Agreement #S20150 under Rate Schedule CSS,
                         dated  November  1,  1994,   between  the  Company  and
                         Southern Natural Gas Company (Exhibit 10(nn), Form 10-K for the fiscal year ended September 30, 1994).

      10.35         -    Service Agreement #904470 under Rate Schedule FT, dated
                         November 1, 1994, between Chattanooga Gas Company  and
                         Southern Natural Gas Company (Exhibit 10(oo), Form 10-K for the fiscal year ended September 30, 1994).

      10.36         -    Service Agreement #904471 under Rate Schedule FT-NN,
                         dated November 1, 1994, between Chattanooga Gas
                         Company and Southern Natural Gas Company (Exhibit
                         10(pp),  Form 10-K for the fiscal year ended  September
                         30, 1994).

      10.37         -    Service Agreement #S20130 under Rate Schedule CSS,
                         dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Form
                         10-K for the fiscal year ended September 30, 1994).

      10.38         -    Firm Storage (FS) Agreement, dated November 1, 1994,
                         between the Company and ANR Storage Company (Exhibit
                         10(a), Form 10-Q for the quarter ended March 31, 1996).

      10.39         -    Firm Storage (FS) Agreement, dated November 1, 1994,
                         between the Company and ANR Storage Company (Exhibit
                         10(b), Form 10-Q for the quarter ended March 31, 1996).

      10.40         -    Firm Transportation Agreement, dated March 1, 1996,
                         between the Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit
                         10(c),
                         Form 10-Q for the quarter ended March 31, 1996).

      10.41         -    Firm Transportation Agreement, dated March 1, 1996,
                         between the Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn),
                         Form 10-K for the fiscal year ended  September 30, 1994
                         (Exhibit  10(d),  Form 10-Q for the quarter ended March
                         31, 1996).

      Exhibit
      Number                                               Description


      10.42         -    Firm Transportation Agreement, dated March 1, 1996,
                         between  Chattanooga  Gas Company and Southern  Natural
                         Gas  Company  amending  Exhibits  10(oo),   10(pp)  and
                         10(qq),  Form 10-K for the fiscal year ended  September
                         30, 1994 (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1996).

      10.43         -    Firm Transportation Agreement, dated June 1, 1996,
                         between the Company and Southern Natural Gas Company amending Exhibit 10(ii), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Form 10-K for the fiscal year ended
                         September 30, 1995).

      10.44         -    Firm Storage Agreement, effective December 1, 1994,
                         between  Chattanooga  Gas  Company  and  Tennessee  Gas
                         Pipeline Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit
                         10(uu),  Form 10-K for the fiscal year ended  September
                         30, 1995).

      10.45         -    Firm Storage Agreement, effective July 1, 1996, between
                         Chattanooga  Gas Company  and  Tennessee  Gas  Pipeline
                         Company amending Exhibit 10(ff), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv),
                         Form  10-K for the  fiscal  year  ended  September  30,
                         1995).

      10.46         -    Firm Storage Agreement, effective July 1, 1996, between
                         Chattanooga  Gas Company  and  Tennessee  Gas  Pipeline
                         Company amending Exhibit 10(dd), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww),
                         Form  10-K for the  fiscal  year  ended  September  30,
                         1995).

      10.47         -    Firm Transportation Agreement, dated September 26,
                         1994, between The Company and South Georgia Natural Gas
                         Company amending Exhibit 10(s), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx),
                         Form 10-K for the fiscal year ended September 30,
                         1995).

      10.48         -    Firm Storage Agreement, effective July 1, 1996, between
                         The Company and Tennessee Gas Pipeline Company amending
                         Exhibit  10(ee),  Form 10-K for the  fiscal  year ended
                         September 30, 1994 (Exhibit 10(yy), Form 10-K for the fiscal year ended September 30, 1995).

      Exhibit
      Number                                               Description


      10.49         -    Firm Storage Agreement, effective July 1, 1996,
                         between The Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Form 10-K for the fiscal year ended September 30, 1995).

      10.50         -    Firm Storage Agreement, effective January 1, 1996,
                         between the Company and Tennessee Gas Pipeline  Company
                         amending  Exhibit  10(z) and replacing  Exhibit  10(u),
                         Form 10-K for the fiscal year ended  September 30, 1995
                         (Exhibit  10(a),   Form  10-Q  for  the  quarter  ended
                         December 31, 1995).

      10.51         -    Firm Storage Agreement, effective January 1, 1996,
                         between  Chattanooga  Gas  Company  and  Tennessee  Gas
                         Pipeline  Company amending Exhibit 10(aa) and replacing
                         Exhibit  10(dd),  Form 10-K for the  fiscal  year ended
                         September 30, 1995 (Exhibit 10(b), Form 10-Q for the quarter ended December 31, 1995).

      10.52         -    Gas Sales Agreement between Seller and Atlanta Gas
                         Light Company, as Buyer (Exhibit 10(a), Form 10-Q for the quarter ended March 31, 1995).

      10.53         -    FPS-1 Service Agreement, dated July 9, 1996, between
                         Atlanta  Gas Light  Company  and Cove Point LNG Limited
                         Partnership (Exhibit 10(a), Form 10-Q for the quarter ended June 30, 1996).

      10.54         -    Amendment to FS Agreement, dated September 13, 1994,
                         between Atlanta Gas Light Company and  Transcontinental
                         Gas Pipe Line Corporation.

      10.55         -    Amendment to Letter Agreement, dated July 13, 1994,
                         among and between Southern Natural Gas Company, Atlanta
                         Gas Light Company and Chattanooga Gas Company.

      10.56         -    Three-party agreement between ANR Storage Company,
                         Atlanta Gas Light Company and Southern Natural Gas
                         Company, effective November 1, 1994.

      10.57         -    Displacement Service Agreement, effective December 15,
                         1996, between Washington Gas Light Company and Atlanta
                         Gas Light Company.

      Exhibit
      Number                                               Description


     10.58          -    Amendment to Firm Storage Agreement, effective July 26,
                         1996,  between  Chattanooga  Gas Company  and  Southern
                         Natural Gas Company amending Exhibit 10(jj) , Form 10-K for the fiscal year ended September 30, 1995.

      10.59         -    Amendatory Agreement, effective August 23, 1996,
                         between  Southern  Natural  Gas Company and Atlanta Gas
                         Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Form 10-K for the fiscal year ended
                         September 30, 1995.

      21            -    Subsidiaries of the Registrant.

      23            -    Independent Auditors' Consent.

      24            -    Powers of Attorney (included with Signature Page
                         hereto).

      27            -    Financial Data Schedule.