Form 10-Q
period 1996-12-31
ATLANTA GAS LIGHT CO
filed 1997-02-14
CIK 8154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996



Commission         Registrant; State of Incorporation;       I.R.S. Employer
File Number         Address; and Telephone Number        Identification  Number

 1-9905           ATLANTA GAS LIGHT COMPANY                    58-0145925
                  ( A Georgia Corporation)
                  303 PEACHTREE STREET, NE
                  ATLANTA, GEORGIA  30308
                  404-584-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996.


Common Stock
All of the Registrant's Common Stock, $5.00 Par Value, is owned by AGL Resources Inc.

                            ATLANTA GAS LIGHT COMPANY

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1996


                                Table of Contents


   Item                                                                 Page
  Number                PART I -- FINANCIAL INFORMATION                Number

     1        Financial Statements (Unaudited)

                  Condensed Consolidated Income Statements               3
                  Condensed Consolidated Balance Sheets                  4
                  Condensed Consolidated Statements of Cash Flows        6

              Notes to Condensed Consolidated Financial Statements       7

     2        Management's Discussion and Analysis of Results of
              Operations and Financial Condition                        11


                       PART II -- OTHER INFORMATION

     1        Legal Proceedings                                         15

     5        Other Information                                         15

     6        Exhibits and Reports on Form 8-K                          19

                                     SIGNATURES                         20

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                  FOR THE THREE MONTHS AND TWELVE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                                Three Months         Twelve Months
                                             ----------------     -------------------
                                               1996     1995       1996        1995
-------------------------------------------------------------------------------------
Operating Revenues .....................   $  364.9  $  328.8  $  1,253.7  $  1,063.0
Cost of Gas ............................      219.0     188.8       748.9       572.5
-------------------------------------------------------------------------------------

Operating Margin .......................      145.9     140.0       504.8       490.5
-------------------------------------------------------------------------------------
Other Operating Expenses
      Operating expenses ...............       86.7      80.8       339.4       327.3
      Restructuring costs ..............                                         25.8
-------------------------------------------------------------------------------------
          Total other operating expenses       86.7      80.8       339.4       353.1
-------------------------------------------------------------------------------------
Income Taxes ...........................       17.0      17.2        43.3        32.6
-------------------------------------------------------------------------------------
Operating Income .......................       42.2      42.0       122.1       104.8
-------------------------------------------------------------------------------------
Other Income
      Other income and deductions ......        1.2       1.6        12.2         2.3
      Income taxes .....................       (0.5)     (0.6)       (4.7)       (0.8)
-------------------------------------------------------------------------------------
          Total other income-net .......        0.7       1.0         7.5         1.5
-------------------------------------------------------------------------------------
Income Before Interest Charges .........       42.9      43.0       129.6       106.3
Interest Charges .......................       13.6      12.8        49.9        47.1
-------------------------------------------------------------------------------------
Net Income .............................       29.3      30.2        79.7        59.2
-------------------------------------------------------------------------------------
Dividends on Preferred Stock ...........        1.1       1.1         4.4         4.4
=====================================================================================

Earnings Available for Common Stock ....   $   28.2  $   29.1  $     75.3  $     54.8
=====================================================================================
















            See notes to condensed consolidated financial statements.

                               Page 3 of 20 Pages


                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (MILLIONS)


                                                              December 31,    September 30,
                                                        --------------------- -------------
ASSETS                                                       1996       1995      1996
-------------------------------------------------------------------------------------------
Utility Plant .......................................   $  1,982.7 $  1,943.1 $  1,969.0
      Less accumulated depreciation .................        615.8      595.8      607.8
-------------------------------------------------------------------------------------------
          Utility plant-net .........................      1,366.9    1,347.3    1,361.2
-------------------------------------------------------------------------------------------
Other Property and Investments
      (less accumulated depreciation of $2.4 at
      December 31, 1995) ............................                    12.5
-------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents .....................                     5.8        7.9
      Receivables (less allowance for uncollectible
          accounts of $3.8 at December 31, 1996, $5.2
          at December 31, 1995, and $2.7 at September        214.9      198.2       91.3
          30, 1996)
      Receivables from associated companies .........          9.7
      Inventories
          Natural gas stored underground ............        113.1       87.4      144.0
          Liquefied natural gas .....................         17.4       11.6       16.8
          Materials and supplies ....................          6.1        8.5        7.9
          Other .....................................                     2.0        0.1
      Deferred purchased gas adjustment .............         31.4        7.5        4.7
      Other .........................................          7.2        9.2       10.3
-------------------------------------------------------------------------------------------
          Total current assets ......................        399.8      330.2      283.0
-------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs ......         40.7       34.7       38.0
      Unrecovered Integrated Resource Plan costs ....          9.6        7.5       10.0
      Investment in joint ventures ..................                    32.6
      Other .........................................         36.7       32.6       36.0
-------------------------------------------------------------------------------------------
          Total deferred debits and other assets ....         87.0      107.4       84.0
===========================================================================================
Total Assets ........................................   $  1,853.7 $  1,797.4 $  1,728.2
===========================================================================================










            See notes to condensed consolidated financial statements.
                               Page 4 of 20 Pages


                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (MILLIONS)


                                                                        December 31,   September 30,
                                                                     ----------------- -------------
CAPITALIZATION AND LIABILITIES                                        1996       1995      1996
----------------------------------------------------------------------------------------------------
Capitalization
      Common stock, $5 par value, shares issued and
          outstanding of 55.4 at December 31, 1996, 55.2 at
          December 31, 1995, and 55.4 at September 30, 1996 ..   $    276.8 $    275.8 $    276.8
      Premium on capital stock ...............................        166.2      163.7      166.2
      Earnings reinvested ....................................         68.0      136.8       59.7
----------------------------------------------------------------------------------------------------
                                                                      511.0      576.3      502.7
----------------------------------------------------------------------------------------------------
      Preferred stock, cumulative $100 par or stated value,
          shares issued and outstanding of 0.6 at December 31,
          1996, December 31, 1995, and September 30, 1995 ....         58.5       58.5       58.5
      Long-term debt .........................................        584.5      554.5      554.5
----------------------------------------------------------------------------------------------------
          Total capitalization ...............................      1,154.0    1,189.3    1,115.7
----------------------------------------------------------------------------------------------------
Current Liabilities
      Short-term debt ........................................        188.8      156.3      152.0
      Accounts payable-trade .................................        100.9       83.1       72.7
      Payable to associated companies ........................                                2.7
      Customer deposits ......................................         29.9       29.8       27.8
      Interest ...............................................         18.3       17.5       25.7
      Taxes ..................................................         23.7       10.9       16.0
      Other ..................................................         30.0       35.2       26.9
----------------------------------------------------------------------------------------------------
          Total current liabilities ..........................        391.6      332.8      323.8
----------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs ...................         31.3       28.6       30.4
      Payable to AGL Resources - accrued pension costs .......          6.6        9.8        4.9
      Payable to AGL Resources - accrued postretirement
          benefits costs .....................................         34.5       31.4       36.2
       Deferred credits ......................................         60.4       64.5       60.9
----------------------------------------------------------------------------------------------------
          Total long-term liabilities ........................        132.8      134.3      132.4
----------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes ............................        175.3      141.0      156.3
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities .........................   $  1,853.7 $  1,797.4 $  1,728.2
====================================================================================================









            See notes to condensed consolidated financial statements.
                               Page 5 of 20 Pages


                   ATLANTA GAS LIGHT COMPANY AND SUBISIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS AND TWELVE MONTHS ENDED DECEMBER 31, 1996
                                   (MILLIONS)


                                                          Three Months       Twelve Months
                                                        -----------------  -----------------
                                                         1996      1995      1996      1995
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ..................................   $  29.3  $   30.2  $   79.7  $   59.2
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization ...........      16.5      16.6      65.7      63.4
          Deferred income taxes ...................       2.4       2.3      24.8      19.6
          Noncash compensation expense ............      (0.4)      1.8       0.4       5.6
          Noncash restructuring costs .............                                     8.4
          Other ...................................      (0.2)     (0.6)     (0.8)     (2.1)
      Changes in certain assets and liabilities ...     (78.0)   (114.8)    (45.3)      6.9
--------------------------------------------------------------------------------------------
            Net cash flow from operating activities     (30.4)    (64.5)    124.5     161.0
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses .......                 0.3       0.7      50.2
      Short-term borrowings, net ..................      36.8     105.3      32.5       7.7
      Redemptions of long-term debt ...............                                   (15.0)
      Sale of long-term debt ......................      30.0                30.0
      Common stock dividends paid to parent .......     (15.1)    (12.2)    (56.7)    (45.7)
      Preferred stock dividends ...................      (1.1)     (1.1)     (4.4)     (4.4)
--------------------------------------------------------------------------------------------
            Net cash flow from financing activities      50.6      92.3       2.1      (7.2)
--------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ..................     (29.0)    (27.1)   (134.0)   (122.2)
      Investment in joint venture .................                                   (32.6)
      Nonutility capital expenditures .............                 1.2      (0.1)      1.7
      Cash received from joint venture ............                           2.0
      Cost of removal, net of salvage .............       0.9       0.2      (0.3)      0.9
--------------------------------------------------------------------------------------------
            Net cash flow from investing activities     (28.1)    (25.7)   (132.4)   (152.2)
--------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents ....................      (7.9)      2.1      (5.8)      1.6
            Cash and cash equivalents at
              beginning of year ...................       7.9       3.7       5.8       4.2
--------------------------------------------------------------------------------------------
            Cash and cash equivalents at
              end of year .........................   $   0.0  $    5.8  $    0.0  $    5.8
============================================================================================
Supplemental Information
      Cash paid during the year for
          Interest ................................   $  21.1  $   20.8  $   46.1  $   48.4
          Income taxes ............................   $   0.2            $   19.3  $   20.3


            See notes to condensed consolidated financial statements.


                               Page 6 of 20 Pages

                            ATLANTA GAS LIGHT COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Implementation of Holding Company Reorganization
         On March 6, 1996, following shareholder approval, Atlanta Gas Light Company (AGLC) completed a corporate restructuring in which a new company, AGL Resources Inc. (AGL Resources), became the holding company for AGLC, AGLC's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGLC's nonregulated subsidiaries. The consolidated financial statements of AGLC include the financial statements of AGLC and Chattanooga and unless noted specifically or otherwise required by the context, references to AGLC include the operations and activities of AGLC and Chattanooga.

         Ownership of AGLC's nonregulated business, Georgia Gas Company (natural gas production activities), has been transferred to AGL Energy Services, Inc. (AGL Energy Services). Ownership of AGLC's other nonregulated businesses, Georgia Energy Company (natural gas vehicle conversions), Georgia Gas Service Company (propane sales) and Trustees Investments, Inc. (real estate holdings), has been transferred to AGL Investments, Inc. (AGL Investments). AGLC's interest in Sonat Marketing Company L.P. has been transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. The transfer of AGLC's nonregulated businesses to those subsidiaries of AGL Resources was effected through a noncash dividend of $45.9 million during fiscal 1996.

         AGL Resources Service Company (Service Company) was formed during fiscal 1996 to provide corporate support services to AGLC, AGL Resources and its other subsidiaries. The transfer of related assets and accumulated deferred income tax liabilities from AGLC to Service Company and other nonregulated subsidiaries of AGL Resources was effected through noncash dividends of $34.3 million during the fourth quarter of fiscal 1996 and $4.8 million during the first quarter of fiscal 1997. As a result of those noncash dividends, utility plant-net decreased by $48.4 million, accumulated deferred income tax decreased by $9.3 million, and earnings reinvested decreased by $39.1 million. Expenses of Service Company are allocated to AGLC, AGL Resources and its other subsidiaries.

2.   Interim Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGLC for the fiscal years ended September 30, 1996 and 1995. Certain 1995 amounts have been reclassified for comparability with 1996 amounts.

3 .  Earnings
         Since consumption of natural gas is dependent to a large extent on weather, the majority of AGLC's income is realized during the winter months. Earnings for a three-month period are not indicative of the earnings for a twelve-month period.

         On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of earnings for the twelve-month periods ended December 31, 1996, and 1995.


                               Page 7 of 20 Pages

 4.  Environmental Matters

         AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party.

         AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
     Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate impacts at the site. AGLC developed a proposed Corrective Action Plan (CAP) for the Griffin site and has now conducted certain follow-up investigations in response to EPD's comments. Assessment activities were conducted at Augusta and are planned for Savannah during January 1997. In addition, AGLC is in the process of planning certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

         Second, AGLC's response to all Georgia sites is proceeding in substantial compliance with Georgia's Hazardous Site Response Act (HSRA). AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's Hazardous Site Inventory (HSI). EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted Compliance Status Reports (CSRs) for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

         AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. If additional sites were added to those for which corrective action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses, such as property damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

         AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is

                               Page 8 of 20 Pages
     currently pursuing judicial review of the October 10, 1996, order.

         Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, in 1991, AGLC filed a declaratory judgement action against 23 of its insurance companies. After the trial court entered a judgement adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers.

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

         The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case. Under the recovery mechanism, AGLC is allowed to recover from other customers 75% of the difference between (a) the nongas cost revenue that was received from the potential Bypass Customer during the most recent 12-month period and (b) the nongas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. Concerning the remaining 25% of the difference, AGLC is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGLC is made whole for discounts from Negotiated Contracts. To the extent there are additional capacity release revenues, AGLC is allowed to retain 15% of such amounts.

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



         The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate

                               Page 9 of 20 Pages
     schedules, or Negotiated Contract procedures. A Special Contract, for example, could involve AGLC providing a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition.

         Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 46 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and five interruptible customers.

         On July 22, 1996, Chattanooga filed a plan with the Tennessee Regulatory Authority (TRA) that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 27, 1996, the TRA approved a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.

  6. Corporate Restructuring
         In November 1994 AGLC announced a corporate restructuring plan and began its implementation during fiscal 1995. As a result of the restructuring, AGLC combined offices, established centralized customer service centers and reduced the average number of employees through voluntary retirement, severance programs and attrition. Restructuring costs of $43.1 million and $14.7 million, after income taxes, were recorded during fiscal and calendar year 1995, respectively. The principal financial effects of the restructuring charges were to increase obligations with respect to pension benefits and postretirement benefits other than pensions.




           (The remainder of this page was intentionally left blank.)



                               Page 10 of 20 Pages

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         On March 6, 1996, Atlanta Gas Light Company (AGLC) completed a corporate restructuring in which a new company, AGL Resources Inc. (AGL Resources) became the holding company for AGLC and its subsidiaries. During calendar 1996, ownership of AGLC's nonregulated businesses was transferred to AGL Resources and its various subsidiaries. Unless noted specifically or otherwise required by the context, references to AGLC include the operations and activities of AGLC and Chattanooga. The following discussion and analysis reflects events affecting AGLC's results of operations and financial condition and factors expected to impact its future operations. See Note 1 in Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

                              Results of Operations

Three-Month Periods Ended December 31, 1996 and 1995

       Explained below are the major factors that had a significant effect on results of operations for the three-month period ended December 31, 1996, compared with the same period in 1995.

       Operating revenues increased 11% for the three-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, and (2) growth in the number of customers served. The increase in operating revenues was offset partly by decreased volumes of gas sold as a result of weather that was 26% warmer than the same period in 1995.

       AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 16% for the three-month period ended December 31, 1996, compared with the same period in 1995. The increase in the cost of AGLC's gas supply was primarily due to (1) an increase in the cost of gas purchased for system supply and (2) an increase in the cost of gas withdrawn from underground storage. The increase in cost of gas was offset partly by decreased volumes of gas sold as a result of weather that was 26% warmer than the same period in 1995.

       Operating margin increased 4.2% for the three-month period ended December 31, 1996, compared with the same period in 1995 primarily due to growth in the number of customers served. Weather normalization adjustment riders (WNARs) approved by the Georgia Commission and the TRA stabilized operating margin at the level which would occur with normal weather for the three-month periods ended December 31, 1996 and 1995. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

       Operating expenses increased 7.3% for the three-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) increased labor and labor-related expenses, (2) increased uncollectible accounts expense and (3) increased depreciation expense recorded as a result of increased property subject to depreciation.

       Other income decreased $0.3 million for the three-month period ended December 31, 1996, compared with the same period in 1995 primarily due to the transfer of AGLC's nonregulated businesses to AGL Resources and its subsidiaries subsequent to December 1995 (See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in other income was offset partly by (1) the recovery from customers of carrying costs not included in base rates related to storage gas inventories, (2) an increase in the recovery of carrying costs attributable to AGLC's Integrated

                               Page 11 of 20 Pages

Resource Plan and (3) the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

       Income  taxes  decreased  $0.3 million for the  three-month  period ended
December 31, 1996, compared with the same period in 1995 primarily due to decreased taxable income.

       Interest charges increased $0.8 million for the three-month period ended December 31, 1996, compared with the same period in 1995 primarily due to increased amounts of short-term and long-term debt outstanding.

       Earnings available for common stock for the three-month period ended December 31, 1996, was $28.2 million, compared with $29.1 million for the three-month period ended December 31, 1995. The decrease in earnings available for common stock was primarily due to increased other operating expenses. The decrease in earnings available for common stock was offset partly by increased operating margin.

Twelve-Month Periods Ended December 31, 1996 and 1995

       Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended December 31, 1996, compared with the same period in 1995.

       Operating revenues increased 17.9% for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and (2) growth in the number of customers served.

       AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 30.8% for the twelve-month period ended December 31, 1996, compared with the same period in 1995. The increase in the cost of AGLC's gas supply was primarily due to an increase in the cost of gas purchased for system supply.

       Operating margin increased 2.9% for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) revised firm service rates, effective October 3, 1995 which shift margins from heating months into non-heating months (See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q), (2) growth in the number of customers served and (3) a revenue increase granted by the TRA effective November 1, 1995. WNARs stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended December 31, 1996 and 1995. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

       Operating expenses increased 3.7% for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) increased depreciation expense recorded as a result of increased property subject to depreciation and (2) increased uncollectible accounts expense. Total other operating expenses decreased primarily due to restructuring costs of $25.8 million recorded during the twelve-month period ended December 31, 1995. See
Note 6 to Notes to  Condensed  Consolidated  Financial  Statements  in this Form
10-Q.

       Other income increased $6.0 million for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to (1) the recovery of carrying costs attributable to an increase in underrecovered deferred purchased gas costs and (2) recoveries of environmental response costs from insurance carriers and third parties.

       Income taxes increased $14.6 million for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to increased taxable income.

                               Page 12 of 20 Pages

       Interest charges increased $2.8 million for the twelve-month period ended December 31, 1996, compared with the same period in 1995 primarily due to increased amounts of short-term and long-term debt outstanding.

       Earnings available for common stock for the twelve-month period ended December 31, 1996, was $75.3 million, compared with $54.8 million for the twelve-month period ended December 31, 1995. The increase in earnings available for common stock was primarily due to (1) restructuring costs of $14.7 million (after income taxes) recorded in 1995, (2) increased operating margin and (3) increased other income. The increase in earnings available for common stock was offset partly by increased other operating expenses.
                               Financial Condition

       AGLC's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers and accounts payable to gas suppliers from September 30 to December 31 as a result of colder weather. AGLC also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $123.6 million and inventory of gas stored underground decreased $30.9 million during the three months ended December 31, 1996. As a result of weather that was 13.2% warmer than normal during the three-month period ended December 31, 1996, significant usage of liquefied natural gas was not necessary to meet system demand. Accounts payable increased $28.2 million during the three months ended December 31, 1996, primarily due to a $38.4 million increase in accounts payable to gas suppliers.

       Accounts receivable increased $16.7 million from December 31, 1995 to December 31, 1996, primarily due to increased operating revenues. Inventory of gas stored underground and liquefied natural gas increased $31.5 million from December 31, 1995 to December 31, 1996, primarily due to an increase in the cost of gas injected into storage. Accounts payable increased $17.8 million from December 31, 1995 to December 31, 1996, primarily due to a $14.5 million increase in accounts payable to gas suppliers.

       The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1997, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Order 636 transition costs that are currently being charged by AGLC's pipeline suppliers.

       AGLC currently estimates that its portion of transition costs resulting from FERC Order 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $113.6 million. This estimate assumes both that FERC approval of Southern Natural Gas Company's restructuring settlement agreement is not overturned on judicial review and that FERC does not alter its Gas Supply Realignment (GSR) recovery policies on remand from the United States Court of Appeals for the District of Columbia Circuit. Such filings currently are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $85.2 million of such costs have been incurred by AGLC as of December 31, 1996, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules. For further discussion of the effects of FERC Order 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

       As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an underrecovery position of $31.4 million as of December 31, 1996, $7.5 million as of December 31, 1995, and $4.7 million as of September 30, 1996. Under the provisions of AGLC's rate schedules, any underrecoveries of gas costs are included in current assets and have no effect on net income.

       Cash and cash equivalents decreased $7.9 million and $5.8 million for the three-month and twelve-month periods ended December 31, 1996, respectively, primarily to offset other working capital requirements.


                               Page 13 of 20 Pages

       The expenditures for plant and other property totaled $29 million and $134.1 million for the three-month and twelve-month periods ended December 31, 1996, respectively.

       Service Company was formed during fiscal 1996 to provide corporate support services to AGLC, AGL Resources and its other subsidiaries. The transfer of related assets and accumulated deferred income tax liabilities from AGLC to Service Company and other nonregulated subsidiaries was effected through noncash dividends of $34.3 million during the fourth quarter of fiscal 1996 and $4.8 million during the first quarter of fiscal 1997. As a result of those noncash dividends, utility plant-net decreased by $48.4 million, accumulated deferred income tax decreased by $9.3 million, and earnings reinvested decreased by $39.1 million. Expenses of Service Company are allocated to AGL Resources and its subsidiaries.

       AGLC has accrued liabilities of $31.3 million as of December 31, 1996, $28.6 million as of December 31, 1995, and $30.4 million as of September 30, 1996, for estimated future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

       Short-term debt increased $36.8 million and $32.5 million for the three-month and twelve-month periods ended December 31, 1996, respectively, primarily to meet increased working capital requirements.

       Long-term debt outstanding increased $30 million during the three-month and twelve-month periods ended December 31, 1996, as a result of the issuance of $30 million in principal amount of Medium-Term Notes, Series C in November 1996. The notes were issued under a registration statement filed with the Securities and Exchange Commission in September 1993 covering the periodic offer and sale of up to $300 million in principal amount of Medium-Term Notes, Series C. As of December 31, 1996, AGLC had issued $224.5 million in principal amount of Medium-Term Notes Series C, with maturity dates ranging from ten to 30 years and with interest rates ranging from 5.9% to 7.2%. The notes are issued under an Indenture dated as of December 1, 1989, as supplemented and modified, and are unsecured and rank on a parity with all other unsecured indebtedness of AGLC. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

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

       On July 22, 1996, Chattanooga filed a plan with the TRA that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 27, 1996, the TRA

                               Page 14 of 20 Pages
approved a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.

                          PART II -- OTHER INFORMATION

       "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and should be read in conjunction therewith.

Item 1.  Legal Proceedings
             See Item 5.
Item 5.  Other Information
                           Federal Regulatory Matters

Order No. 636

       AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $113.6 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC, and assumes both that FERC approval of Southern Natural Gas Company's (Southern) restructuring settlement agreement is not overturned on judicial review and that FERC does not alter its GSR recovery policies on remand from the United States Court of Appeals for the District of Columbia Circuit in United Distribution Cos. v. FERC, in which the court questioned the FERC's GSR recovery policy. Such filings by AGLC's pipeline suppliers are pending final FERC approval. Approximately $85.2 million of transition costs have been incurred by AGLC as of December 31, 1996, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN GSR Cost Recovery Proceeding. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, since AGLC is a consenting party, its GSR and other transition cost charges are in accordance with Southern's restructuring settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $88 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of December 31, 1996, $74.7 million of such costs have already been incurred by AGLC.

TENNESSEE GSR Cost Recovery Proceeding. Tennessee Gas Pipeline Company (Tennessee) has continued to make quarterly GSR cost recovery filings with the FERC. On December 26, 1996, Tennessee filed with the FERC to recover an additional $33 million in GSR costs. AGLC protested this filing, but the FERC has not yet acted upon Tennessee's filing. AGLC's estimated liability for GSR costs as a result of Tennessee's filings is approximately $17.4 million, subject to possible reduction based upon the hearing FERC established to investigate Tennessee's costs. AGLC is actively participating in Tennessee's GSR cost recovery proceeding. As of December 31, 1996, $5.7 million of such costs have already been incurred by AGLC. In addition, Tennessee and its customers have reached an agreement in principle which would resolve all outstanding transition cost issues; it is not possible, however, to say when this agreement will be fully documented and filed with the FERC as a settlement, or whether the FERC would approve such a settlement.




                               Page 15 of 20 Pages

FERC Rate Proceedings

ANR PIPELINE On January 10, 1997, the presiding administrative law judge (ALJ) issued an initial decision in ANR's rate proceeding. The ALJ upheld AGLC's position that ANR's proposed rate for certain transportation services Southern purchases from ANR, for the benefit of AGLC, was excessive. Under the initial decision, Southern would receive approximately $7 million in refunds from ANR, which amount would be flowed through to AGLC. The initial decision would also reduce the rate for future service by approximately $3.5 million annually. AGLC had sought a prospective annual reduction of up to $4.5 million. The initial decision is subject to the possible filing of exceptions before the FERC, and thus is not yet final.

Arcadian

       On December 30, 1996, AGLC filed a petition in the United States Court of Appeals for the Eleventh Circuit, seeking judicial review of the FERC's November 26, 1996, order rejecting AGLC's request for rehearing of the FERC's approval of the settlement between Southern and Arcadian Corporation. On January 6, 1997, AGLC moved to consolidate this appeal with its two prior appeals of the FERC's orders in the Arcadian proceeding, which appeals had been held in abeyance pending action by the FERC on AGLC's rehearing request before the FERC. The court has not yet acted on AGLC's motion, and AGLC's three appeals remain pending before the court.

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

       On May 21, 1996, the Georgia Commission adopted a Policy Statement following its November 20, 1995 Notice of Inquiry concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Among other things, the Policy Statement sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission's staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

       Consistent with specific goals in the Georgia Commission's Policy Statement, AGLC filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and utility marketing affiliates. Hearings on the proposal are in process before the Georgia Commission with a decision expected by April 1997.

       Another regulatory reform initiative is before the Georgia General Assembly. The 1996 Georgia General Assembly considered, but delayed action on, The Natural Gas Fair Pricing Act, which would have allowed local gas companies to

                               Page 16 of 20 Pages
negotiate contract prices and terms for gas services with large commercial and industrial customers absent Georgia Commission-mandated rates. The Georgia General Assembly stated through resolutions a desire to fashion a more comprehensive approach to deregulation and unbundling of natural gas services in Georgia. Those resolutions, adopted during the 1996 session, created Senate and House committees to study and recommend a comprehensive course of action by December 31, 1996, for deregulating natural gas markets in Georgia.

       The separate Senate and House study committees conducted joint meetings during September, October and November 1996, with the goal of crafting a comprehensive deregulation bill for the 1997 Georgia General Assembly. The committees issued a joint report in December 1996, setting forth the following findings of fact: (1) unbundling gas services, and providing such services on an open access, non-discriminatory basis, would foster a more competitive market for the local distribution of natural gas; (2) performance-based ratemaking for regulated, monopoly services could produce better results than current cost-of-service ratemaking for consumers of natural gas and for local distribution companies; (3) any company which proposes to serve firm (residential and small business) natural gas consumers should be subject to certification of its financial and technical expertise; (4) safeguards must be in place to ensure pipeline safety and to protect against cross-subsidy, unfair and deceptive acts and practices, and unfair competition as competition develops in the local distribution of natural gas; (5) it is appropriate for a natural gas local distribution company to recover from its firm customers "stranded costs" that the Georgia Commission determines are prudently incurred; and (6) a "one-size-fits-all" approach to introducing competition into Georgia's natural gas markets may not be appropriate, due to the difference in size and markets served of Georgia's natural gas distribution companies.

       In response to the joint report of the study committees, Senate Bill 215 was introduced in the 1997 Georgia General Assembly. The Bill, entitled the Natural Gas Competition and Deregulation Act, would unbundle services to all of AGLC's natural gas customers, continue AGLC's role as the intrastate transporter of natural gas, allow AGLC to assign firm delivery capacity to certificated marketers who would sell the gas commodity, and create a secondary transportation market for interruptible transportation capacity.

       AGLC supports both the Plan under consideration by the Georgia Commission and the Bill under consideration by the Georgia General Assembly. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its distribution system investment. In addition, allowing gas to be sold to all customers by numerous marketers, including nonregulated subsidiaries of AGL Resources, would provide new business opportunities.

       On July 22, 1996, Chattanooga filed a plan with the TRA that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 27, 1996, the TRA approved a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.

                              Environmental Matters

       AGLC has identified nine sites in Georgia where it currently owns all or part of an MGP site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party.



                               Page 17 of 20 Pages

       AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the EPD with respect to four sites: Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate impacts at the site. AGLC developed a proposed CAP for the Griffin site and has now conducted certain follow-up investigations in response to EPD's comments. Assessment activities were conducted at Augusta and are planned for Savannah during January 1997 . In addition, AGLC is in the process of planning certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

       Second, AGLC's response to all Georgia sites is proceeding in substantial compliance with Georgia's HSRA. AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's HSI. EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted CSRs for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

       AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. If additional sites were added to those for which action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses, such as property damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

       AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

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





                               Page 18 of 20 Pages

                                New Joint Venture

         During December 1996, AGL Resources signed a letter of intent with Transco to form a joint venture, which would be known as Cumberland Pipeline Company, to operate and market interstate pipeline capacity. The transaction is subject to various corporate and regulatory approvals.

         Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies. Projected to enter service by November 1, 2000, Cumberland will provide service to AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley and in northwest Georgia and northeast Alabama.

         Affiliates of Transco and AGL Resources each will own 50% of the new pipeline company, and an affiliate of Transco will serve as operator. The project will be submitted to the FERC for approval in the fourth quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1    -  Executive Compensation Plans and Arrangements.

              10.1.a - Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended December 31,
                         1996).

              10.1.b - Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31,
                         1996).

              10.1.c - Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.c, AGL Resources Form 10-Q for the quarter ended December 31,
                         1996).

              10.1.d - First Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.d, AGL Resources Form 10-Q for the quarter ended December 31,
                         1996).

              27      -  Financial Data Schedule.


         (b)  Reports on Form 8-K.

              None.

           (The remainder of this page was intentionally left blank.)



                               Page 19 of 20 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Atlanta Gas Light Company
                                                  (Registrant)


Date February 14, 1997                        /s/David R. Jones
                                                 David R. Jones
                                        President and Chief Executive Officer


Date February 14, 1997                     /s/ J. Michael Riley
                                               J. Michael Riley
                                   Vice President  and Chief  Financial Officer
                                   (Principal Accounting and Financial Officer)




                               Page 20 of 20 Pages