Form 10-Q
period 1997-03-31
ATLANTA GAS LIGHT CO
filed 1997-05-15
CIK 8154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997



Commission     Registrant; State of Incorporation;              I.R.S. Employer
File Number    Address; and Telephone Number             Identification  Number

1-9905         ATLANTA GAS LIGHT COMPANY                             58-0145925
               (A Georgia Corporation)
               303 PEACHTREE STREET, NE
               ATLANTA, GEORGIA  30308
               404-584-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock.


As of March 31, 1997, 55,352,415 shares of Common Stock, $5.00 Par Value, were outstanding, all of which are owned by AGL Resources Inc.

                            ATLANTA GAS LIGHT COMPANY

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1997


                                Table of Contents


  Item                                                                 Page
Number         PART I -- FINANCIAL INFORMATION                         Number

     1           Financial Statements

                     Condensed Consolidated Income Statements               3
                     Condensed Consolidated Balance Sheets                  4
                     Condensed Consolidated Statements of Cash Flows        6

                 Notes to Condensed Consolidated Financial Statements       7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                        11


                          PART II -- OTHER INFORMATION

     1           Legal Proceedings                                         17

     4           Submission of Matters to a Vote of Security Holders       17

     5           Other Information                                         17

     6           Exhibits and Reports on Form 8-K                          22

                                     SIGNATURES                            23















                               Page 2 of 23 Pages

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS, SIX MONTHS AND TWELVE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                           Three Months         Six Months           Twelve Months
                                      --------------------------------------------------------------
                                          1997      1996      1997      1996       1997        1996
----------------------------------------------------------------------------------------------------
Operating Revenues ................   $  470.5  $  478.8  $  835.4  $  807.6  $  1,245.4  $  1,093.6
Cost of Gas .......................      294.2     308.0     513.2     496.8       735.1       610.6
----------------------------------------------------------------------------------------------------
Operating Margin ..................      176.3     170.8     322.2     310.8       510.3       483.0
----------------------------------------------------------------------------------------------------
Other Operating Expenses ..........       87.6      91.2     174.3     172.0       335.8       333.3
Income Taxes ......................       27.8      25.1      44.8      42.3        46.0        39.3
----------------------------------------------------------------------------------------------------
Operating Income ..................       60.9      54.5     103.1      96.5       128.5       110.4
----------------------------------------------------------------------------------------------------
Other Income
      Other income and deductions .        3.5       6.7       4.7       8.3         9.0         8.0
      Income taxes ................       (1.2)     (2.4)     (1.7)     (3.0)       (3.5)       (2.8)
----------------------------------------------------------------------------------------------------
          Total other income-net ..        2.3       4.3       3.0       5.3         5.5         5.2
----------------------------------------------------------------------------------------------------
Income Before Interest Charges ....       63.2      58.8     106.1     101.8       134.0       115.6
Interest Charges ..................       13.8      12.4      27.4      25.2        51.3        47.3
----------------------------------------------------------------------------------------------------
Net Income ........................       49.4      46.4      78.7      76.6        82.7        68.3
----------------------------------------------------------------------------------------------------
Dividends on Preferred Stock ......        1.1       1.1       2.2       2.2         4.4         4.4
----------------------------------------------------------------------------------------------------
Earnings Available for Common Stock   $   48.3  $   45.3  $   76.5  $   74.4  $     78.3  $     63.9
====================================================================================================





            See notes to condensed consolidated financial statements.

                               Page 3 of 23 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)


                                                                       September
                                                      March 31,              30,
                                                --------------------   ---------
                                                  1997        1996        1996
ASSETS                                              (Unaudited)
--------------------------------------------------------------------------------
Utility Plant .............................. $  2,011.5  $  1,969.3  $  1,969.0
  Less accumulated depreciation ............      627.2       607.1       607.8
--------------------------------------------------------------------------------
    Utility plant-net ......................    1,384.3     1,362.2     1,361.2
--------------------------------------------------------------------------------
Other Property and Investments
  (less accumulated depreciation
  of $2.7 at March 31, 1996) ...............                   16.5
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents ................        1.9         4.5         7.9
  Receivables (less allowance for
    uncollectible accounts of $7.2
    at March 31, 1997, $6.4 at March
    31, 1996, and $2.7 at September
    30, 1996 ...............................      202.2       215.8        91.3
  Receivables from associated companies ....       18.8         0.6
  Inventories
    Natural gas stored underground .........       35.5        14.5       144.0
    Liquefied natural gas ..................       12.3         4.0        16.8
    Materials and supplies .................        7.2         8.0         7.9
    Other ..................................                    0.4         0.1
  Deferred purchased gas adjustment ........       19.3        19.3         4.7
  Other ....................................        7.1         8.4        10.3
--------------------------------------------------------------------------------
    Total current assets ...................      304.3       275.5       283.0
--------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Unrecovered environmental response
    costs ..................................       40.9        34.7        38.0
  Unrecovered Integrated Resource
    Plan costs .............................        7.7         8.0        10.0
  Investment in joint ventures .............                   35.0
  Receivable from AGL Resources -
    prepaid pension ........................        5.2
  Other ....................................       36.5        34.1        36.0
--------------------------------------------------------------------------------
    Total deferred debits and other
      assets ...............................       90.3       111.8        84.0
--------------------------------------------------------------------------------
Total Assets ............................... $  1,778.9  $  1,766.0  $  1,728.2
================================================================================






            See notes to condensed consolidated financial statements.

                               Page 4 of 23 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (MILLIONS, EXCEPT PAR VALUE DATA)


                                                                       September
                                                       March 31,             30,
                                                --------------------   ---------
CAPITALIZATION AND LIABILITIES                      1997       1996        1996
                                                    (Unaudited)
--------------------------------------------------------------------------------
Capitalization
  Common stock, $5 par value, shares
    issued and outstanding of 55.4 at
    March 31, 1997, 55.4 at March 31,
    1996, and 55.4 at September 30, 1996 ......$    276.8 $    276.8 $    276.8
  Premium on capital stock ....................     166.2      166.2      166.2
  Earnings reinvested .........................     101.2      167.6       59.7
--------------------------------------------------------------------------------
    Total common stock equity .................     544.2      610.6      502.7
--------------------------------------------------------------------------------
  Preferred stock, cumulative $100 par
    or stated value, shares issued and
    outstanding of 0.6 at March 31, 1997,
    March 31, 1996, and September 30, 1996 ....      58.5       58.5       58.5
  Long-term debt ..............................     584.5      554.5      554.5
--------------------------------------------------------------------------------
    Total capitalization ......................   1,187.2    1,223.6    1,115.7
--------------------------------------------------------------------------------
Current Liabilities
  Short-term debt .............................     113.0       66.5      152.0
  Accounts payable-trade ......................      47.9       81.5       72.7
  Payable to associated companies .............                             2.7
  Customer deposits ...........................      30.0       29.1       27.8
  Interest ....................................      27.1       25.3       25.7
  Taxes .......................................      39.1       28.0       16.0
  Other .......................................      37.9       44.0       26.9
--------------------------------------------------------------------------------
    Total current liabilities .................     295.0      274.4      323.8
--------------------------------------------------------------------------------
Long-Term Liabilities
  Accrued environmental response
    costs .....................................      31.3       28.6       30.4
  Payable to AGL Resources -
    accrued pension costs .....................                  1.5        4.9
  Payable to AGL Resources -
    accrued postretirement benefits
    costs .....................................      35.7       33.6       36.2
  Deferred credits ............................      59.4       63.2       60.9
--------------------------------------------------------------------------------
    Total long-term liabilities ...............     126.4      126.9      132.4
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes .............     170.3      141.1      156.3
--------------------------------------------------------------------------------
Total Capitalization and Liabilities ..........$  1,778.9 $  1,766.0 $  1,728.2
================================================================================





            See notes to condensed consolidated financial statements.

                               Page 5 of 23 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBISIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1997
                                   (MILLIONS)


                                                          Six Months       Twelve Months
                                                      ----------------   -----------------
                                                        1997     1996      1997      1996
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ..................................   $  78.7  $  76.6  $   82.7  $   68.3
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization ...........      32.7     33.4      65.3      64.4
          Deferred income taxes ...................       1.3      2.4      23.7      17.6
          Noncash compensation expense ............                2.1                 4.1
          Noncash restructuring costs .............                                    2.8
          Other ...................................      (1.1)    (1.2)     (2.3)     (2.3)
      Changes in certain assets and liabilities ...     (14.8)   (45.4)    (50.5)    (96.8)
-------------------------------------------------------------------------------------------
            Net cash flow from operating activities      96.8     67.9     118.9      58.1
-------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses .......                1.0                50.4
      Short-term borrowings, net ..................     (39.0)    15.5      46.5      66.5
      Sale of long-term debt ......................      30.0               30.0
      Common stock dividends paid to parent .......     (30.1)   (24.4)    (59.5)    (47.1)
      Preferred stock dividends ...................      (2.2)    (2.2)     (4.4)     (4.4)
-------------------------------------------------------------------------------------------
            Net cash flow from financing activities     (41.3)   (10.1)     12.6      65.4
-------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ..................     (61.9)   (57.9)   (136.1)   (125.2)
      Investment in joint venture .................                                  (32.6)
      Nonutility capital expenditures .............                1.1                 1.6
      Cash received from joint venture ............                          2.4
      Cost of removal, net of salvage .............       0.4     (0.2)     (0.4)      1.0
-------------------------------------------------------------------------------------------
            Net cash flow from investing activities     (61.5)   (57.0)   (134.1)   (155.2)
-------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents ....................      (6.0)     0.8      (2.6)    (31.7)
            Cash and cash equivalents at
              beginning of year ...................       7.9      3.7       4.5      36.2
-------------------------------------------------------------------------------------------
            Cash and cash equivalents at
              end of year .........................   $   1.9  $   4.5  $    1.9  $    4.5
===========================================================================================
Supplemental Information
      Cash paid during the period for
          Interest ................................   $  26.1  $  25.5  $   49.8  $   48.4
          Income taxes ............................   $  18.3  $  12.7  $   24.6  $   20.6



            See notes to condensed consolidated financial statements.

                               Page 6 of 23 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         During fiscal 1996 ownership of AGLC's nonregulated business, Georgia Gas Company (natural gas production activities), was transferred to AGL Energy Services, Inc. (AGL Energy Services). Ownership of AGLC's other nonregulated businesses, Georgia Gas Service Company (propane sales) and Trustees Investments, Inc. (real estate holdings), was transferred to AGL Investments, Inc. (AGL Investments). AGLC's interest in Sonat Marketing Company L.P. was transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. The transfer of AGLC's nonregulated businesses to those subsidiaries of AGL Resources was effected through a noncash dividend of $45.9 million during fiscal 1996.

         AGL Resources Service Company (Service Company) was formed during fiscal 1996 to provide corporate support services to AGLC, AGL Resources and its other subsidiaries. The transfer of related assets and accumulated deferred income tax liabilities from AGLC to Service Company and other nonregulated subsidiaries of AGL Resources was effected through noncash dividends of $34.3 million during the fourth quarter of fiscal 1996 and $4.8 million during the first quarter of fiscal 1997. As a result of those noncash dividends, utility plant-net decreased by $48.4 million and accumulated deferred income tax decreased by $9.3 million. Expenses of Service Company are allocated to AGLC, AGL Resources and its other subsidiaries.

2.   Interim Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGLC for the fiscal years ended September 30, 1996 and 1995. Certain 1996 amounts have been reclassified for comparability with 1997 amounts.

3 .  Earnings
         Since consumption of natural gas is dependent to a large extent on weather, the majority of AGLC's income is realized during the winter months. Earnings for three-month and six-month periods are not indicative of the earnings for a twelve-month period.

         On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of earnings for the twelve-month periods ended March 31, 1997, and 1996.


                               Page 7 of 23 Pages

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

         AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
     Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate environmental impacts at the sites. AGLC developed a proposed Corrective Action Plan
     (CAP) for the Griffin site, received conditional approval of the CAP, and has initiated corrective measures. Assessment activities are being conducted at Augusta and have been completed at Savannah. In addition, AGLC is in the process of conducting certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

         Second, AGLC's response to all Georgia sites is proceeding under Georgia's Hazardous Site Response Act (HSRA). AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's Hazardous Site Inventory (HSI). EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted Compliance Status Reports (CSRs) for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

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

         AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.


                               Page 8 of 23 Pages

         Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, AGLC filed a declaratory judgement action against 23 of its insurance companies in 1991. After the trial court entered a judgement adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers.

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


         Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 46 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and six interruptible customers.


                               Page 9 of 23 Pages

         On November 27, 1996, the Tennessee Regulatory Authority (TRA) approved a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the Tennessee Regulatory Authority (TRA) to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules. Pursuant to the approved settlement, Chattanooga has entered into four negotiated contracts which are currently under review by the TRA.

          The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

          Senate Bill 215 provides for a transition period leading to a condition of effective competition in the natural gas markets. An electing distribution company would unbundle all services to its natural gas customers, assign firm delivery capacity to certificated marketers selling the gas commodity and create a secondary transportation market for interruptible transportation capacity. Marketers, including unregulated affiliates of AGLC, would compete to sell natural gas to all customers at market-based prices. AGLC would continue to provide intrastate transportation of the gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. In addition, the Georgia Commission would continue to regulate safety, access, and quality of service pursuant to an alternative form of regulation.

          The law provides for marketer standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on the AGLC system. It imposes an obligation to serve on marketers with a corresponding universal service fund which can also facilitate the extension of AGLC facilities in order to serve the public interest.

          In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As these rules become effective the extent of and schedule for actions under the legislation by AGLC will evolve further.

          Currently,  in  accordance  with  Statement  of  Financial  Accounting
     Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71), AGLC has recorded regulatory assets and liabilities which represent regulator-approved deferrals resulting from the ratemaking process. Recently, the staff of the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to portions of the business of three California utilities, as a result of legislation recently enacted in California. The Emerging Issues Task Force (EITF) will begin discussion of this issue at its May 1997 meeting. While the legislation and circumstances under review with respect to California differ substantially from those associated with electing distribution companies in Georgia, AGLC will monitor the deliberations of the EITF.

          On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.

                               Page 10 of 23 Pages

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

                              Results of Operations

Three-Month Periods Ended March 31, 1997 and 1996

       Explained below are the major factors that had a significant effect on results of operations for the three-month period ended March 31, 1997, compared with the same period in 1996.

       Operating revenues decreased 1.7% for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) decreased volumes of gas sold as a result of weather that was 34.6% warmer than during the same period in 1996 and (2) a decrease in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph. The decrease in operating revenues was offset partly by growth in the number of customers served.

       AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas decreased 4.5% during the three-month period ended March 31, 1997, compared with the same period in 1996. The decrease in the cost of AGLC's gas supply was primarily due to decreased volumes of gas sold as a result of weather that was 34.6% warmer than during the same period in 1996. The decrease in cost of gas was offset partly by (1) an increase in the cost of gas purchased for system supply and (2) an increase in the cost of gas withdrawn from underground storage.

       Operating margin increased 3.2% for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to growth in the number of customers served. Weather normalization adjustment riders (WNARs) approved by the Georgia Commission and the TRA stabilized margin at the level which would occur with normal weather for the three-month periods ended March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

       Operating expenses decreased 3.9% for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to decreased (1) labor and labor-related expenses as a result of the transfer of AGLC's nonregulated business to AGL Resources and its subsidiaries subsequent to March 1996 (see Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q), (2) outside services employed and (3) maintenance of general plant. The decrease in operating expenses was offset partly by increased (1) uncollectible accounts expense, (2) injuries and damages expense and (3) expenses related to AGLC's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased $4.2 million, or 4.9%.

                               Page 11 of 23 Pages

       Other income decreased $2 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to the transfer of AGLC's nonregulated business to AGL Resources and its subsidiaries subsequent to March 1996 (See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in other income was offset partly by (1) the recovery from customers of carrying costs not included in base rates related to storage gas inventories and (2) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

       Income taxes increased $1.5 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

        Interest charges increased $1.4 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

       Earnings  available  for common  stock for the  three-month  period ended
March 31, 1997, was $48.3 million, compared with $45.3 million in 1996. The increase in earnings available for common stock was primarily due to (1) increased operating margin and (2) decreased other operating expenses.

Six-Month Periods Ended March 31, 1997 and 1996

       Explained below are the major factors that had a significant effect on results of operations for the six-month period ended March 31, 1997, compared with the same period in 1996.

       Operating revenues increased 3.4% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and
(2) growth in the number of utility customers served. The increase in operating revenues was offset partly by decreased volumes of gas sold as a result of weather that was 30.6% warmer than during the same period in 1996.

       AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 3.3% during the six-month period ended March 31, 1997, compared with the same period in 1996. The increase in the cost of AGLC's gas supply was primarily due to (1) an increase in the cost of gas purchased for system supply and (2) an increase in the cost of gas withdrawn from underground storage. The increase in cost of gas was offset partly by decreased volumes of gas sold as a result of weather that was 30.6% warmer than during the same period in 1996.

       Operating margin increased 3.7% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to growth in the number of customers served. WNARs approved by the Georgia Commission and the TRA stabilized margin at the level which would occur with normal weather for the six-month periods ended March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

       Operating expenses increased 1.3% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) injuries and damages expense, (3) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission, (4) ad valorem taxes and (5) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased $1 million, or 1%. The increase in operating expenses was offset partly by decreased labor and labor-related expenses as a result of the transfer of AGLC's nonregulated

                               Page 12 of 23 Pages
business to AGL  Resources  and its  subsidiaries  subsequent to March 1996 (see
Note 1 to Notes to  Condensed  Consolidated  Financial  Statements  in this Form
10-Q).

       Other income decreased $2.3 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to the transfer of AGLC's nonregulated business to AGL Resources and its subsidiaries subsequent to March 1996 (See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in other income was offset partly by (1) the recovery from customers of carrying costs not included in base rates related to storage gas inventories and (2) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

       Income taxes increased $1.2 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

        Interest charges increased $2.2 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

       Earnings available for common stock for the six-month period ended March 31, 1997, was $76.5 million, compared with $74.4 million in 1996. The increase in earnings available for common stock was primarily due to increased operating margin. The increase in earnings available for common stock was offset partly by increased (1) operating expenses and (2) interest charges.

Twelve-Month Periods Ended March 31, 1997 and 1996

       Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended March 31, 1997, compared with the same period in 1996.

       Operating revenues increased 13.9% for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and (2) growth in the number of customers served. The increase in operating revenues was offset partly by decreased volumes of gas sold as a result of weather that was 27.2% warmer than during the same period in 1996.

       AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 20.4% during the twelve-month period ended March 31, 1997, compared with the same period in 1996. The increase in the cost of AGLC's gas supply was primarily due to (1) an increase in the cost of gas purchased for system supply and (2) an increase in the cost of gas withdrawn from underground storage. The increase in cost of gas was offset partly by decreased volumes of gas sold as a result of weather that was 27.2% warmer than during the same period in 1996.

       Operating margin increased 5.7% for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) revised firm services rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q) and (2) growth in the number of customers served. WNARs approved by the Georgia Commission and the TRA stabilized margin at the level which would occur with normal weather for the twelve-month periods ended March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

       Operating expenses increased $2.5 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) franchise expenses which are

                               Page 13 of 23 Pages
recovered through a Franchise Recovery Rider approved by the Georgia Commission,
(3) depreciation expense recorded as a result of increased property and (4) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances franchise and IRP expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of franchise and IRP expenses would otherwise have on net income. The increase in operating expenses was offset partly by decreased (1) maintenance of general plant, (2) customer service expense and (3) outside services employed.

       Other income increased $0.3 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs, (2) recoveries of environmental response costs from insurance carriers and third parties and (3) the recovery from customers of carrying costs not included in base rates related to storage gas inventories. The increase in other income was offset partly by the transfer of AGLC's nonregulated business to AGL Resources and its subsidiaries subsequent to March 1996. See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

       Income taxes increased $7.4 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

       Interest charges increased $4 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

       Earnings  available  for common stock for the  twelve-month  period ended
March 31, 1997, was $78.3 million, compared with $63.9 million in 1996. The increase in earnings available for common stock was primarily due to (1) increased operating margin and (2) increased other income. The increase in earnings available for common stock was offset partly by (1) increased operating expenses and (2) increased interest expense.

                               Financial Condition

       AGLC's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to March 31 as a result of colder weather. AGLC also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $110.9 million and inventory of gas stored underground and liquefied natural gas decreased $113 million during the six-month period ended March 31, 1997.

       Accounts receivable decreased $13.6 million from March 31, 1996 to March 31, 1997, primarily due to decreased operating revenues. Inventory of gas stored underground and liquefied natural gas increased $29.3 million from March 31, 1996 to March 31, 1997, primarily due to decreased volumes of gas withdrawn from storage as a result of weather that was 27.2% warmer during the twelve-month period ended March 31, 1997, compared with the same period in 1996.

       The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1997, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Federal Energy Regulatory Commission (FERC) Order No. 636 transition costs that are currently being charged by AGLC's pipeline suppliers.

     On February 27, 1997, the FERC issued Order No. 636-C, on remand from the decision by the United States Court of Appeals for the District of Columbia Circuit (D. C. Circuit) in UNITED DISTRIBUTION COS. V. FERC. In Order No. 636-C, the FERC reaffirmed its decision to permit pipelines to pass all of their gas supply realignment (GSR) costs through to their

                               Page 14 of 23 Pages
customers,   and  ruled  that  individual   pipelines  should  submit  proposals
concerning the share of GSR costs their interruptible transportation customers should bear. Requests for rehearing of Order No. 636-C have been filed with the FERC.

       AGLC currently estimates that its portion of transition costs resulting from the FERC Order No. 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $105 million. This estimate assumes that FERC approval of Southern Natural Gas Company's (Southern) restructuring settlement agreement is not overturned on judicial review, that FERC approval of Tennessee Gas Pipeline Company's (Tennessee) transition cost settlement becomes final, and that FERC does not alter its GSR recovery policies on rehearing of its Order No. 636-C. Such filings currently are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $87.8 million of such costs have been incurred by AGLC as of March 31, 1997, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules. For further discussion of the effects of FERC Order No. 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

       As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an underrecovery position of $19.3 million as of March 31, 1997, and March 31, 1996, and $4.7 million as of September 30, 1996. Under the provisions of the utility's rate schedules, any underrecoveries of gas costs are included in current assets and have no effect on net income.

       Cash and cash equivalents decreased $6 million and $2.6 million for the six-month and twelve-month periods ended March 31, 1997, primarily to offset other working capital requirements.

       The expenditures for plant and other property totaled $61.9 million and $136.1 million for the six-month and twelve-month periods ended March 31, 1997.

       Service Company was formed during fiscal 1996 to provide corporate support services to AGLC, AGL Resources and its other subsidiaries. The transfer of related assets and accumulated deferred income tax liabilities from AGLC to Service Company and other nonregulated subsidiaries was effected through noncash dividends of $34.3 million during the fourth quarter of fiscal 1996 and $4.8 million during the first quarter of fiscal 1997. As a result of those noncash dividends, utility plant-net decreased by $48.4 million and accumulated deferred income tax decreased by $9.3 million. Expenses of Service Company are allocated to AGL Resources and its subsidiaries.

       AGLC has accrued liabilities of $31.3 million as of March 31, 1997, $28.6 million as of March 31, 1996, and $30.4 million as of September 30, 1996, for estimated future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in
Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

       Short-term debt decreased $39 million for the six-month period ended March 31, 1997, primarily due to net cash flow from operating activities. Short-term debt increased $46.5 million for the twelve-month period ended March 31, 1997, primarily to meet increased working capital requirements.

       Long-term debt outstanding increased $30 million during the six-month and twelve-month periods ended March 31, 1997, as a result of the issuance by AGLC of $30 million in principal amount of Medium-Term Notes, Series C in November 1996. The notes were issued under a registration statement filed with the Securities and Exchange Commission in September 1993 covering the periodic offer and sale of up to $300 million in principal amount of Medium-Term Notes, Series
C. As of March 31, 1997, AGLC had issued $224.5 million in principal amount of Medium-Term Notes Series C,

                               Page 15 of 23 Pages
with maturity dates ranging from ten to 30 years and with interest rates ranging from 5.9% to 7.2%. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

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

       The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

       On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.



                               Page 16 of 23 Pages

                          PART II -- OTHER INFORMATION

       "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and should be read in conjunction therewith.

Item 1.  Legal Proceedings

             See Item 5.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Sole Shareholder was held by consent action taken February 7, 1997, and the following four nominees were elected to serve as the four directors of AGLC:

     David R. Jones
     Charles W. Bass
     Thomas W. Benson
     Melanie M. Platt

     All of the outstanding shares of AGLC's common stock are owned by AGL Resources and were voted for the election of such directors.

Item 5.  Other Information
                           Federal Regulatory Matters

Order No. 636

     On February 27, 1997, the FERC issued Order No. 636-C, on remand from the decision by the United States Court of Appeals for the D. C. Circuit in UNITED DISTRIBUTION COS. V. FERC. Among other matters, the court remanded Order No. 636 to the FERC for reconsideration of certain issues, including the FERC's decision to permit pipelines to pass all of their GSR costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. In Order No. 636-C, the FERC reaffirmed its decision to permit pipelines to pass all of their GSR costs through to their customers, and ruled that individual pipelines should submit proposals concerning the share of GSR costs their interruptible transportation customers should bear. Requests for rehearing of Order No. 636-C have been filed with the FERC. In addition, AGLC and others have filed petitions for certiorari to the United States Supreme Court, seeking review of the court's ruling in UNITED DISTRIBUTION COS. V. FERC affirming the FERC's authority over capacity release by local distribution companies.

       AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $105 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC, and assumes that FERC approval of Southern's restructuring settlement agreement is not overturned on judicial review, that FERC approval of Tennessee's transition cost settlement becomes final, and that FERC does not alter its GSR recovery policies on rehearing of its Order 636-C. Such filings by AGLC's pipeline suppliers are pending final FERC approval. Approximately $87.8 million of transition costs have been incurred by AGLC as of March 31, 1997, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.



                               Page 17 of 23 Pages

SOUTHERN GSR Cost Recovery Proceeding. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, since AGLC is a consenting party, its GSR and other transition cost charges are in accordance with Southern's restructuring settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $86.8 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of March 31, 1997, $76.5 million of such costs have already been incurred by AGLC.

       On April 14, 1997, the D.C. Circuit issued an order dismissing AGLC's appeals of the FERC's orders in Southern's restructuring proceeding. AGLC had requested that the dismissal be conditioned upon the outcome of the appeals seeking to overturn the settlement, but the court did not impose the requested condition. The court's order is subject to possible requests for rehearing.

TENNESSEE GSR Cost Recovery  Proceeding.  On February 28, 1997,  Tennessee filed with the FERC a settlement that would, if approved by the FERC, resolve the majority of issues associated with Tennessee's restructuring, including its recovery of GSR and other transition costs associated with restructuring. The settlement provides for Tennessee to recover GSR costs via a fixed surcharge, and limits the total amount of such costs that Tennessee may recover. The settlement would also resolve AGLC's appeals of orders issued in Tennessee's restructuring proceeding, as well as AGLC's appeal of the FERC's orders approving the exit fee settlement between Tennessee and Columbia Gas Transmission Corporation. The settlement was not opposed by any party, and was approved by the FERC on April 16, 1997; however, the FERC's order is subject to possible requests for rehearing, and thus is not yet final.

       Tennessee has continued to make quarterly GSR cost recovery filings with the FERC. On March 31, 1997, Tennessee filed with the FERC a proposal to continue its existing GSR surcharge in light of the aforementioned settlement. In the alternative, Tennessee sought the FERC's approval to recover an additional $100 million in GSR costs. AGLC filed comments supporting Tennessee's request to continue its existing GSR surcharge, but conditionally protested Tennessee's alternate proposal; however, the FERC has not yet acted upon Tennessee's filing. AGLC's estimated liability for GSR costs as a result of Tennessee's settlement filing is approximately $13 million, assuming that the FERC's approval of the settlement becomes final. As of March 31, 1997, $5.9 million of such costs have already been incurred by AGLC.

FERC Rate Proceedings

TENNESSEE On January 29, 1997, the FERC issued an order denying requests for rehearing of the FERC's October 30, 1996 order approving Tennessee's rate case settlement. One party has sought judicial review of the FERC's orders approving the settlement, which therefore are not yet final.

TRANSCO On February 3, 1997, the FERC issued an order denying requests for rehearing of the FERC's November 1, 1996 order approving the partial settlement in Transco's ongoing rate case. One petition for judicial review of the FERC's orders approving the settlement has been filed; therefore, the FERC's orders are not yet final. AGLC has submitted testimony in the consolidated hearing to address Transco's proposal to roll into its general system rates the costs associated with the Leidy Line and Southern expansion facilities. AGLC took no position with respect to Transco's roll-in proposal, but opposed Transco's proposal to allocate additional costs to a bundled storage service provided by Transco to AGLC and other customers.

ANR  PIPELINE   Several   parties  have  filed   exceptions   to  the  presiding
administrative law judge's January 10, 1997 initial decision in ANR's rate proceeding. The initial decision therefore is not yet final.

       AGLC cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on AGLC.



                               Page 18 of 23 Pages

                            State Regulatory Matters

       The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

       Senate Bill 215 provides for a transition period leading to a condition of effective competition in the natual gas markets. An electing distribution company would unbundle all services to its natural gas customers, assign firm delivery capacity to certificated marketers selling the gas commodity and create a secondary transportation market for interruptible transportation capacity. Marketers, including unregulated affiliates of AGLC, would compete to sell natural gas to all customers at market-based prices. AGLC would continue to provide intrastate transportation of the gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. In addition, the Georgia Commission would continue to regulate safety, access, and quality of service pursuant to an alternative form of regulation.

       The law provides for marketer standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on the AGLC system. It imposes an obligation to serve on marketers with a corresponding universal service fund which can also facilitate the extension of AGLC facilities in order to serve the public interest.

       In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As these rules become effective the extent of and schedule for actions under the legislation by AGLC will evolve further.

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

       Consistent with specific goals in the Georgia Commission's Policy Statement, AGLC filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and utility marketing affiliates. The Georgia Commission granted AGLC's Motion for Continuance on January 30, 1997, moving the Georgia Commission to suspend the proceeding after a showing that all parties of record had expressed an interest in pursuing settlement discussions in lieu of rebuttal hearings. The hearing schedule remains suspended for settlement discussions currently in progress.

       AGLC supports both the Plan under consideration by the Georgia Commission and the new regulatory model contemplated by Senate Bill 215. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its

                               Page 19 of 23 Pages
distribution system investment. Gas will be sold to all customers by numerous marketers, including nonregulated subsidiaries of AGL Resources.

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

       On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.

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

       AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the EPD with respect to four sites: Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate environmental impacts at the sites. AGLC developed a proposed CAP for the Griffin site, received conditional approval of the CAP, and has initiated corrective measures. Assessment activities are being conducted at Augusta and have been completed at Savannah . In addition, AGLC is in the process of conducting certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

       Second, AGLC's response to all Georgia sites is proceeding under Georgia's HSRA. AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's HSI. EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted CSRs for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

       AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. If additional sites were added to those for which action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses,

                               Page 20 of 23 Pages
such as property damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

       AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

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

        Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies. Projected to enter service by November 1, 2000, Cumberland will provide service to AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley, in northwest Georgia and northeast Alabama.

         Affiliates of Transco and AGL Resources each will own 50% of the new pipeline company, and an affiliate of Transco will serve as operator. The project will be submitted to the FERC for approval in the fourth quarter of 1997.


                               Page 21 of 23 Pages

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          10.1 - Amendment to Displacement Service Agreement, dated February 14, 1997, between Washington Gas Light Company and Atlanta Gas Light Company, amending Exhibit 10.57, Form 10-K for the fiscal year ended September 30, 1996.

          10.2 - Amendment to Service Agreement under Rate Schedule ESS, dated January 10, 1996, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation.

          10.3 - Letter agreement amending FPS-1 Service Agreement, dated January 9, 1997, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership, amending Exhibit 10.53, Form 10-K, for the fiscal year ended September 30, 1996.

          10.4 - Letter agreement amending FPS-1 Service Agreement, dated February 14, 1997, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership, amending Exhibit 10.53, Form 10-K for the fiscal year ended September 30, 1996.

          10.5 -  Notification   letter  dated  April  2,  1997,  and  Service
                 Agreement No. 905660 under Rate Schedule FT, effective May 17, 1995, between Chattanooga Gas Company and Southern Natural Gas Company.

          10.6 - Cherokee  Expansion  Project  Precedent  Agreement and letter
                 agreement    between    Atlanta    Gas   Light    Company   and
                 Transcontinental Gas Pipe Line Corporation, dated February 28, 1997.


          27     - Financial Data Schedule.

         (b)  Reports on Form 8-K.

              None.



                               Page 22 of 23 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Atlanta Gas Light Company
                                  (Registrant)


Date  May 15, 1997                /s/ David R. Jones
                                      David R. Jones
                                  President and Chief Executive Officer


Date  May 15, 1997                /s/ J. Michael Riley
                                      J. Michael Riley
                                  Vice President  and Chief  Financial Officer
                                  (Principal Accounting and Financial Officer)



                               Page 23 of 23 Pages