Form 10-Q
period 1997-06-30
ATLANTA GAS LIGHT CO
filed 1997-08-14
CIK 8154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997


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


As of June 30, 1997, 55,352,415 shares of Common Stock, $5.00 Par Value, were outstanding, all of which are owned by AGL Resources Inc.

                            ATLANTA GAS LIGHT COMPANY

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1997


                                Table of Contents


Item                                                                     Page
Number                                                                   Number

                 PART I -- FINANCIAL INFORMATION

     1           Financial Statements

                    Condensed Consolidated Income Statements                3
                    Condensed Consolidated Balance Sheets                   4
                    Condensed Consolidated Statements of Cash Flows         6

                 Notes to Condensed Consolidated Financial Statements       7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                        12


                 PART II -- OTHER INFORMATION

     1           Legal Proceedings                                         19

     5           Other Information                                         19

     6           Exhibits and Reports on Form 8-K                          24

                                     SIGNATURES                            25

                               Page 2 of 25 Pages

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS, NINE MONTHS AND TWELVE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (MILLIONS)


                                           Three Months           Nine Months            Twelve Months
                                       -----------------------------------------------------------------
                                          1997      1996        1997        1996        1997       1996
--------------------------------------------------------------------------------------------------------
Operating Revenues ................   $  206.4  $  240.5  $  1,041.8  $  1,048.1  $  1,211.3  $  1,156.6
Cost of Gas .......................      109.0     140.6       622.2       637.4       703.5       666.4
--------------------------------------------------------------------------------------------------------
Operating Margin ..................       97.4      99.9       419.6       410.7       507.8       490.2
--------------------------------------------------------------------------------------------------------
Other Operating Expenses ..........       84.8      81.2       259.1       253.2       339.4       335.1
Income Taxes ......................        0.4       2.2        45.2        44.5        44.2        40.4
--------------------------------------------------------------------------------------------------------
Operating Income ..................       12.2      16.5       115.3       113.0       124.2       114.7
--------------------------------------------------------------------------------------------------------
Other Income
      Other income and deductions .        2.2       0.6         6.9         8.9        10.6         8.3
      Income taxes ................       (0.9)     (0.4)       (2.6)       (3.4)       (4.0)       (3.2)
--------------------------------------------------------------------------------------------------------
          Total other income-net ..        1.3       0.2         4.3         5.5         6.6         5.1
--------------------------------------------------------------------------------------------------------
Income Before Interest Charges ....       13.5      16.7       119.6       118.5       130.8       119.8
Interest Charges ..................       12.4      11.7        39.8        36.9        52.0        47.9
--------------------------------------------------------------------------------------------------------
Net Income ........................        1.1       5.0        79.8        81.6        78.8        71.9
--------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock ......        1.1       1.1         3.3         3.3         4.4         4.4
--------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock   $    0.0  $    3.9  $     76.5  $     78.3  $     74.4  $     67.5
========================================================================================================


            See notes to condensed consolidated financial statements.

                               Page 3 of 25 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)


                                                                              September
                                                                 June 30,            30,
                                                        ---------------------- ---------
                                                              1997       1996       1996
ASSETS                                                          (Unaudited)
----------------------------------------------------------------------------------------
Utility Plant .......................................   $  2,041.5 $  1,999.2 $  1,969.0
      Less accumulated depreciation .................        638.7      619.3      607.8
----------------------------------------------------------------------------------------
          Utility plant-net .........................      1,402.8    1,379.9    1,361.2
----------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents .....................          0.8        1.3        7.9
      Receivables (less allowance for uncollectible
          accounts of $4.7 at June 30, 1997, $3.1
          at June 30, 1996, and $2.7 at September
          30, 1996) .................................        112.7      130.1       91.3
      Inventories
          Natural gas stored underground ............         95.4       72.7      144.0
          Liquefied natural gas .....................         15.1        9.7       16.8
          Materials and supplies ....................          7.4        8.1        7.9
          Other .....................................                     0.3        0.1
      Deferred purchased gas adjustment .............          9.0                   4.7
      Other .........................................          7.3       10.1       10.3
----------------------------------------------------------------------------------------
          Total current assets ......................        247.7      232.3      283.0
----------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs ......         44.4       36.0       38.0
      Unrecovered integrated resource plan costs ....          4.5        9.5       10.0
      Receivable from AGL Resources - prepaid pension          3.1
      Other .........................................         36.5       34.4       36.0
----------------------------------------------------------------------------------------
          Total deferred debits and other assets ....         88.5       79.9       84.0
----------------------------------------------------------------------------------------
Total Assets ........................................   $  1,739.0 $  1,692.1 $  1,728.2
========================================================================================





            See notes to condensed consolidated financial statements.

                               Page 4 of 25 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (MILLIONS, EXCEPT PAR VALUE DATA)


                                                                                        September
                                                                           June 30,           30,
                                                                 ---------------------  ---------
                                                                       1997       1996       1996
CAPITALIZATION AND LIABILITIES                                                (Unaudited)
-------------------------------------------------------------------------------------------------
Capitalization
      Common stock, $5 par value, shares issued and
          outstanding of 55.4 at June 30, 1997, June 30, 1996,
          and September 30, 1996 .............................   $    276.8 $    276.8 $    276.8
      Premium on capital stock ...............................        166.2      166.2      166.2
      Earnings reinvested ....................................         86.0      110.9       59.7
-------------------------------------------------------------------------------------------------
          Total common stock equity ..........................        529.0      553.9      502.7
-------------------------------------------------------------------------------------------------
      Preferred stock, cumulative $100 par or stated value,
          shares issued and outstanding of 0.6 at June 30,
          1997, June 30, 1996, and September 30, 1996 ........         44.5       58.5       58.5
      Long-term debt .........................................        584.5      554.5      554.5
-------------------------------------------------------------------------------------------------
          Total capitalization ...............................      1,158.0    1,166.9    1,115.7
-------------------------------------------------------------------------------------------------
Current Liabilities
      Redemption requirements on preferred stock .............         14.3        0.3        0.3
      Short-term debt ........................................         33.5       71.9      152.0
      Accounts payable-trade .................................         60.9       68.5       72.7
      Payable to associated companies ........................         57.2        1.9        2.7
      Deferred purchased gas adjustment ......................                     3.4
      Customer deposits ......................................         29.1       27.8       27.8
      Interest ...............................................         18.9       17.6       25.7
      Taxes ..................................................         32.1       25.8       16.0
      Other ..................................................         26.1       27.6       26.6
-------------------------------------------------------------------------------------------------
          Total current liabilities ..........................        272.1      244.8      323.8
-------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs ...................         31.3       28.6       30.4
      Payable to AGL Resources - accrued pension costs .......                     4.9        4.9
      Payable to AGL Resources - accrued postretirement
          benefits costs .....................................         36.7       34.7       36.2
      Deferred credits .......................................         60.4       62.6       60.9
-------------------------------------------------------------------------------------------------
          Total long-term liabilities ........................        128.4      130.8      132.4
-------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes ............................        180.5      149.6      156.3
-------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities .........................   $  1,739.0 $  1,692.1 $  1,728.2
=================================================================================================






            See notes to condensed consolidated financial statements.

                               Page 5 of 25 Pages

                   ATLANTA GAS LIGHT COMPANY AND SUBISIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (MILLIONS)


                                                           Nine Months        Twelve Months
                                                      ------------------  ------------------
                                                          1997      1996      1997      1996
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ..................................   $   79.8  $   81.6  $   78.8  $   71.9
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization ...........       48.1      49.3      64.2      64.5
          Deferred income taxes ...................       10.2      10.8      24.5      19.3
          Noncash compensation expense ............                  2.1                 2.4
          Noncash restructuring costs .............                                      1.0
          Other ...................................       (1.8)     (1.7)     (2.5)     (2.2)
      Changes in certain assets and liabilities ...       88.8     (33.1)     43.4     (92.0)
--------------------------------------------------------------------------------------------
            Net cash flow from operating activities      225.1     109.0     208.4      64.9
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses .......                  1.0                 1.3
      Short-term borrowings, net ..................     (118.5)     20.9     (38.4)     71.9
      Sale of long-term debt ......................       30.0                30.0
      Common stock dividends paid to parent .......      (45.3)    (39.1)    (60.0)    (50.9)
      Preferred stock dividends ...................       (3.3)     (3.3)     (4.4)     (4.4)
--------------------------------------------------------------------------------------------
            Net cash flow from financing activities     (137.1)    (20.5)    (72.8)     17.9
--------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ..................      (94.5)    (91.3)   (135.3)   (129.4)
      Investment in joint venture .................                                    (32.6)
      Nonutility capital expenditures .............                  1.1                 1.6
      Cost of removal, net of salvage .............       (0.6)     (0.7)     (0.8)      0.5
--------------------------------------------------------------------------------------------
            Net cash flow from investing activities      (95.1)    (90.9)   (136.1)   (159.9)
--------------------------------------------------------------------------------------------
            Net decrease in cash and cash
              equivalents .........................       (7.1)     (2.4)     (0.5)    (77.1)
            Cash and cash equivalents at
              beginning of year ...................        7.9       3.7       1.3      78.4
--------------------------------------------------------------------------------------------
            Cash and cash equivalents at
              end of year .........................   $    0.8  $    1.3  $    0.8  $    1.3
============================================================================================
Supplemental Information
      Cash paid during the period for
          Interest ................................   $   46.9  $   44.9  $   51.2  $   49.0
          Income taxes ............................   $   19.1  $   13.3  $   23.7  $   18.2




            See notes to condensed consolidated financial statements.

                               Page 6 of 25 Pages

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

    3.    Earnings

          Since consumption of natural gas is dependent to a large extent on weather, the majority of AGLC's income is realized during the winter months. Earnings for three-month and nine-month periods are not indicative of the earnings for a twelve-month period.

          On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission

                               Page 7 of 25 Pages

     (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of earnings for the twelve-month periods ended June 30, 1997 and 1996.

4.   Environmental Matters

          AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. In that regard, AGLC has learned that the U. S. Environmental Protection Agency (EPA) has conducted an Expanded Site Investigation at the former MGP site in Sanford, Florida and has concluded that MGP impacts are present in a nearby lake. The consequences of this finding have not been determined.

          AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
     Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obligated to investigate and, if necessary, remediate environmental impacts at the sites. AGLC has completed soil remediation at the Griffin site and expects to monitor groundwater for three to six years. Assessment activities are being conducted at Augusta and have been completed at
     Savannah. Those assessment activities are expected to be completed principally during fiscal 1997. In addition, AGLC has completed removal of the gas storage holder at the Augusta site.

          Second, AGLC's response to all Georgia sites is proceeding under Georgia's Hazardous Site Response Act (HSRA). AGLC submitted to EPD formal notifications relating to all of its nine owned MGP sites, and EPD had listed seven of those sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the Hazardous Site Inventory (HSI). EPD has not listed the Macon site on the HSI at this time. EPD also has listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, EPD has determined the four sites subject to consent orders require corrective action; EPD also has determined the Athens site requires corrective action and will determine whether corrective action is required at the three remaining sites (Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted to EPD Compliance Status Reports
     (CSRs) for the Brunswick and Rome MGP sites, and AGLC has concluded that some degree of response action is likely to be required at those sites.

           AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. AGLC cannot at this time determine the range of costs that may be associated with investigation and cleanup of the lake near the Sanford MGP site, which costs may be material. Accordingly, the foregoing estimated range now excludes those costs and reflects only AGLC's current estimate of the range of costs for which cost recovery claims against AGLC are reasonably likely. In addition, those costs do not include other expenses, such as property damage claims and natural resource damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably

                               Page 8 of 25 Pages
     identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded on the financial statements.

          AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996 order.

          Second, AGLC is seeking recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, AGLC filed a declaratory judgment action against 23 of its insurance companies in 1991. After the trial court entered a judgment adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers.

5.   Competition

          AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

          AGLC can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist:
     Negotiated  Contracts,  Interruptible  Transportation and Sales Maintenance
     (ITSM) discounts, and Special Contracts.

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

                               Page 9 of 25 Pages

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

          Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 50 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and seven interruptible customers.

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

          Senate Bill 215 provides for a transition period leading to a condition of effective competition in the natural gas markets. An electing distribution company would unbundle all services to its natural gas customers, assign firm delivery capacity to certificated marketers selling the gas commodity and create a secondary transportation market for interruptible transportation capacity. Marketers, including unregulated affiliates of AGLC, would compete to sell natural gas to all customers at market-based prices. AGLC would continue to provide intrastate transportation of the gas to end users through its existing system, subject to

                              Page 10 of 25 Pages
     continued rate regulation by the Georgia Commission. In addition, the Georgia Commission would continue to regulate safety, access, and quality of service pursuant to an alternative form of regulation.

          The law provides for marketer standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on the AGLC system. It imposes an obligation to serve on marketers with a corresponding universal service fund which can also facilitate the extension of AGLC facilities in order to serve the public interest.

          In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As the process of considering and adopting these rules progresses, the extent of and schedule for actions under the legislation by AGLC will evolve further.

           Currently, in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71), AGLC has recorded regulatory assets and liabilities which represent regulator-approved deferrals resulting from the ratemaking process. Recently, the staff of the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to portions of the business of three California utilities, as a result of legislation recently enacted in California. The Emerging Issues Task Force (EITF) held discussions of this issue at its July 1997 meeting. The EITF concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, SFAS 71 should be discontinued for that segment of the utility. The state of Georgia has enacted legislation (Senate Bill 215) which allows deregulation of the merchant function and unbundling of certain ancillary services of local gas distribution companies. Each local gas company within the state may elect to be subject to Senate Bill 215 or continue to be regulated in the traditional manner. Under either scenario, the rates to transport natural gas through the intrastate pipe system of the local gas distribution company will be regulated by the Georgia Commission. Since the activities associated with AGLC's SFAS 71 regulatory assets and liabilities continue to be regulated, AGLC has concluded that the continued application of SFAS 71 remains appropriate.

          On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not yet been established by the TRA.

6.   Accounting Developments

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). AGLC will adopt SFAS 130 and SFAS 131 in fiscal year 1999. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management does not expect SFAS 130 or SFAS 131 to have a significant impact on the presentation of AGLC's consolidated financial statements.

                              Page 11 of 25 Pages

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

                           Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides for the use of cautionary statements accompanying forward looking statements. Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward looking statements concerning, among other things, estimated costs of environmental remediation, deregulation and restructuring costs. The future results for AGLC generally may be affected by many factors, among which are uncertainty as to the regulatory issues, both state and federal, and uncertainty with regard to environmental issues and competitive issues in general.

                              Results of Operations

Three-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the three-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues decreased 14.2% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased volumes of gas sold as a result of a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. AGLC's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, net income is not affected.

      AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas decreased 22.5% during the three-month period ended June 30, 1997, compared with the same period in 1996. The decrease in the cost of AGLC's gas supply was primarily due to decreased volumes of gas sold principally as a result of a shift by certain interruptible customers from interruptible sales to transportation service.

      Operating margin decreased 2.5% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased volumes of gas sold and transported.

      Operating expenses increased 4.4% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased (1) labor and labor-related expenses and (2) uncollectible accounts

                              Page 12 of 25 Pages
expense. The increase in operating expenses was offset partly by decreased (1) maintenance of general plant and (2) outside services employed.

      Other income increased $1.1 million for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) the recovery from customers of carrying costs not included in base rates related to storage gas inventories and (2) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

      Income taxes decreased $1.3 million for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased taxable income.

       Interest charges increased $0.7 million for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of long-term and short-term debt outstanding during the period.

      Earnings available for common stock for the three-month period ended June 30, 1997, was $0, compared with $3.9 million for the same period in 1996. The decrease in earnings available for common stock was primarily due to (1) decreased operating margin and (2) increased other operating expenses. The decrease in earnings available for common stock was offset partly by increased other income.

Nine-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the nine-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues decreased $6.3 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) decreased volumes of gas sold as a result of weather that was 24.7% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. AGLC's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, net income is not affected. The decrease in operating revenues was offset partly by growth in the number of customers served.

      AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas decreased 2.4% during the nine-month period ended June 30, 1997, compared with the same period in 1996. The decrease in the cost of AGLC's gas supply was primarily due to (1) decreased volumes of gas sold as a result of weather that was 24.7% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service.

      Operating margin increased 2.2% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to growth in the number of customers served. WNARs approved by the Georgia Commission and the TRA stabilized margin at the level which would occur with normal weather for the nine-month periods ended June 30, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 2.3% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) ad valorem taxes and (3) injuries

                              Page 13 of 25 Pages
and damages expenses. The increase in operating expenses was offset partly by decreased outside services employed.

      Other income decreased $1.2 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to nonregulated subsidiary income of $3.7 million recorded during the nine-month period ended June 30, 1996. Those nonregulated subsidiaries were transferred to AGL Resources and its subsidiaries subsequent to March 1996 (see Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The decrease in other income was offset partly by (1) the recovery from customers of carrying costs not included in base rates related to storage gas inventories, (2) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs and (3) recoveries of environmental response costs from insurance carriers and third parties.

      Income taxes decreased $0.1 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased taxable income.

       Interest charges increased $2.9 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding during the period.

      Earnings available for common stock for the nine-month period ended June 30, 1997, was $76.5 million, compared with $78.3 million for the same period in 1996. The decrease in earnings available for common stock was primarily due to
(1) increased operating expenses, (2) increased interest charges and (3) decreased other income. The decrease in earnings available for common stock was offset partly by growth in the number of customers served.

Twelve-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues increased 4.7% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph and
(2) growth in the number of customers served. The increase in operating revenues was offset partly by (1) decreased volumes of gas sold as a result of weather that was 25.2% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. AGLC's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, net income is not affected.

      AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 5.6% during the twelve-month period ended June 30, 1997, compared with the same period in 1996. The increase in the cost of AGLC's gas supply was primarily due to an increase in the cost of gas purchased for system supply. The increase in cost of gas was offset partly by (1) decreased volumes of gas sold as a result of weather that was 25.2% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service.

                              Page 14 of 25 Pages

      Operating margin increased 3.6% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) revised firm services rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q) and (2) growth in the number of customers served. WNARs approved by the Georgia Commission and the TRA stabilized margin at the level which would occur with normal weather for the twelve-month periods ended June 30, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 1.3% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission,
(3) injuries and damages expense and (4) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased $2.4 million, or 0.8%. The increase in operating expenses was offset partly by decreased outside services employed.

      Other income increased $1.5 million for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) the recovery from customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs, (2) recoveries of environmental response costs from insurance carriers and third parties and (3) the recovery from customers of carrying costs not included in base rates related to storage gas inventories. The increase in other income was offset partly by nonregulated subsidiary income of $3.7 million recorded during the twelve-month period ended June 30, 1996. Those nonregulated subsidiaries were transferred to AGL Resources and its subsidiaries subsequent to March 1996 (see Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

      Income taxes increased $4.6 million for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased taxable income.

      Interest charges increased $4.1 million for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding during the period.

      Earnings available for common stock for the twelve-month period ended June 30, 1997, was $74.4 million, compared with $67.5 million for the same period in 1996. The increase in earnings available for common stock was primarily due to
(1) increased operating margin and (2) increased other income. The increase in earnings available for common stock was offset partly by (1) increased operating expenses and (2) increased interest expense.

                               Financial Condition

      AGLC's business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to June 30 as a result of colder weather. AGLC also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $21.4 million and inventory of gas stored underground and liquefied natural gas decreased $50.3 million during the nine-month period ended June 30, 1997. Accounts payable decreased $11.8 million during the nine-month period ended June 30, 1997, primarily due to a $7 million decrease in accounts payable to gas suppliers.

                              Page 15 of 25 Pages

      Accounts receivable decreased $17.4 million from June 30, 1996 to June 30, 1997, primarily due to decreased operating revenues. Inventory of gas stored underground and liquefied natural gas increased $28.1 million from June 30, 1996 to June 30, 1997, primarily due to decreased volumes of gas withdrawn from storage as a result of weather that was 25.2% warmer during the twelve-month period ended June 30, 1997, compared with the same period in 1996. Accounts payable decreased $7.6 million from June 30, 1996 to June 30, 1997, primarily due to a $5.8 million decrease in accounts payable to gas suppliers.

      The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1997, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Federal Energy Regulatory Commission (FERC) Order No. 636 transition costs that are currently being charged by AGLC's pipeline suppliers. See Part II, Item 5, "Other Information - Federal Regulatory Matters - Order No. 636," in this Form 10-Q.

      AGLC currently estimates that its portion of transition costs resulting from the FERC Order No. 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $105 million. This estimate assumes that the restructuring settlement of Southern Natural Gas Company (Southern) approved by FERC is not overturned on judicial review and that FERC does not alter its GSR recovery policies on rehearing of its Order No. 636-C. Although some filings by AGLC's pipeline suppliers have been finally approved by FERC, other such filings are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $90.4 million of such costs have been incurred by AGLC as of June 30, 1997, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules. For further discussion of the effects of FERC Order No. 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

      On August 1, 1997, AGLC filed its Gas Supply Plan for the twelve-month period beginning October 1, 1997, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. The proposed plan is similar to the plan currently in effect. The Georgia Commission may approve the entire supply portfolio contained in the proposed 1998 Gas Supply Plan, modify the proposed plan or adopt a plan of its own. A Georgia Commission decision is scheduled for September 12, 1997. Since the passage of Gas Supply Plan Legislation, the Georgia Commission has consistently approved AGLC's proposed supply portfolio.

      Additionally, the proposed 1998 Gas Supply Plan contains a gas supply incentive mechanism for off-system sales that is consistent with the incentive mechanism in Senate Bill 215 (the Natural Gas Competition and Deregulation Act) and an expanded hedging program. Under the plan, firm service customers and shareholders would share revenues in excess of the costs of the sale and the actual cost of the sale would be passed through to firm service customers under the purchased gas adjustment provisions (PGA) of AGLC's rate schedules. The financial results of all hedging activities are passed through to firm service customers under the PGA and, accordingly, there is no impact on net income as a result of the hedging program.

      As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an underrecovery position of $9 million as of June 30, 1997, an overrecovery position of $3.4 million as of June 30, 1996, and an underrecovery position of $4.7 million as of September 30, 1996. Under the provisions of AGLC's rate schedules, any underrecoveries of gas costs are included in current assets and have no effect on net income.

                              Page 16 of 25 Pages

      Cash and cash equivalents decreased $7.1 million and $0.5 million for the nine-month and twelve-month periods ended June 30, 1997, primarily to offset other working capital requirements.

      The expenditures for plant and other property totaled $94.5 million and $135.3 million for the nine-month and twelve-month periods ended June 30, 1997.

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

      AGLC has accrued liabilities of $31.3 million as of June 30, 1997, $28.6 million as of June 30, 1996, and $30.4 million as of September 30, 1996, for estimated future expenditures covering investigation and remediation of MGP sites which are expected to be made over a period of several years. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

      In July 1997, AGLC called for the redemption on August 15, 1997, of its 4.5% Cumulative Preferred Stock, 4.72% Cumulative Preferred Stock, 5% Cumulative Preferred Stock, 7.84% Cumulative Preferred Stock, and 8.32% Cumulative Preferred Stock at the current call price in effect for each issue. Accordingly, a current liability associated with those redemptions of $14.3 million is recorded in the financial statements.

      Long-term debt outstanding increased $30 million during the nine-month and twelve-month periods ended June 30, 1997, as a result of the issuance by AGLC of $30 million in principal amount of Medium-Term Notes, Series C in November 1996. The notes were issued under a registration statement filed with the Securities and Exchange Commission in September 1993 covering the periodic offer and sale of up to $300 million in principal amount of Medium-Term Notes, Series C. As of June 30, 1997, AGLC had issued $224.5 million in principal amount of Medium-Term Notes Series C, with maturity dates ranging from ten to 30 years and with interest rates ranging from 5.9% to 7.2%. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes. During July 1997, the remaining $75.5 million principal amount of Medium Term Notes Series C were issued, with maturity dates ranging from 20 to 30 years and with interest rates ranging from 7.2% to 7.3%. Net proceeds from that issue will be used to repay short-term debt and for other corporate purposes.

      Short-term debt decreased $118.5 million and $38.4 million for the nine-month and twelve-month periods ended June 30, 1997, respectively, primarily due to the issuance of long-term debt and the use of proceeds from external financing activities of AGL Resources to repay short-term debt.

      On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive

                              Page 17 of 25 Pages
natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, after a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain in effect. None of the Negotiated Contracts filed to date with the Georgia Commission have been rejected.

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

      The 1997 session of the Georgia General Assembly enacted legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

      On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not yet been established by the TRA.

                             Accounting Developments

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). AGLC will adopt SFAS 130 and SFAS 131 in fiscal year 1999. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management does not expect SFAS 130 or SFAS 131 to have a significant impact on the presentation of AGLC's consolidated financial statements.

                              Page 18 of 25 Pages

                          PART II -- OTHER INFORMATION

      "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and should be read in conjunction therewith.

Item 1.    Legal Proceedings
           See Item 5.

Item 5.    Other Information

                           Federal Regulatory Matters

Order No. 636

      On May 12, 1997, the United States Supreme Court denied petitions for certiorari filed by AGLC and others challenging the ruling of the United States Court of Appeals for the District of Columbia Circuit in United Distribution Cos. v. FERC that FERC has authority over capacity release by local distribution companies.

      AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $105.1 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC, and assumes that the restructuring settlement agreement of Southern approved by FERC is not overturned on judicial review and that FERC does not alter its GSR recovery policies on rehearing of its Order 636-C. Although some filings by AGLC's pipeline suppliers have been finally approved by FERC, other such filings are pending final FERC approval. Approximately $90.4 million of transition costs have been incurred by AGLC as of June 30, 1997, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN GSR Cost Recovery Proceeding. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, since AGLC is a consenting party, its GSR and other transition cost charges are in accordance with Southern's restructuring settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $86.9 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of June 30, 1997, $78 million of such costs have already been incurred by AGLC.

TENNESSEE GSR Cost Recovery Proceeding. FERC's April 16, 1997 order approving the restructuring settlement between Tennessee Gas Pipeline Company (Tennessee) and its customers became final when no party sought rehearing within the statutory period. As a consequence, Tennessee's recovery of GSR costs from AGLC is now pursuant to the settlement. AGLC's estimated liability for GSR costs as a result of the settlement is approximately $13 million. As of June 30, 1997, $6.9 million of such costs have already been incurred by AGLC.

                              Page 19 of 25 Pages

FERC Rate Proceedings

TRANSCO The consolidated hearing to address the proposal of Transcontinental Gas Pipe Line Corporation (Transco) to roll into its general system rates the costs associated with the Leidy Line and Southern expansion facilities has concluded, and the matter currently is pending briefing by the parties and an initial decision by the administrative law judge. AGLC has submitted testimony in Transco's current rate case to advocate the creation of a balancing charge on Transco's system.

Arcadian

       On May 20, 1997, the United States Court of Appeals for the Eleventh Circuit issued an order consolidating the various appeals filed by AGLC and others of the FERC's orders in Arcadian Corp. v. Southern Natural Gas Co. and ruling that those appeals are no longer being held in abeyance. The consolidated cases are now pending briefing and decision.

      AGLC cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on AGLC.

                            State Regulatory Matters

      The 1997 session of the Georgia General Assembly enacted legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

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

      In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As the process of considering and adopting these rules progresses, the extent of and schedule for actions under the legislation by AGLC will evolve further.

      On May 21, 1996, the Georgia Commission adopted a Policy Statement following its November 20, 1995, Notice of Inquiry concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Among other things, the Policy Statement sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional

                              Page 20 of 25 Pages
cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission's staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

      Consistent with specific goals in the Georgia Commission's Policy Statement, AGLC filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and utility marketing affiliates. The Georgia Commission granted AGLC's Motion for Continuance on January 30, 1997, moving the Georgia Commission to suspend the proceeding after a showing that all parties of record had expressed an interest in pursuing settlement discussions in lieu of rebuttal hearings. On August 5, 1997, AGLC notified the Georgia Commission that the settlement discussions had concluded without reaching a settlement. Pursuant to the Georgia Commission's order dated January 30, 1997, granting AGLC's motion to suspend the proceeding, the new statutory deadline for a decision by the Georgia Commission on the Plan is September 19, 1997. A schedule for rebuttal testimony and briefs has not yet been established by the Georgia Commission.

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

      On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not yet been established by the TRA.

      See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of state regulatory matters relating to competition.

                              Page 21 of 25 Pages

                              Environmental Matters

      AGLC has identified nine sites in Georgia where it currently owns all or part of an MGP site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. In that regard, AGLC has learned that the EPA has conducted an Expanded Site Investigation at the former MGP site in Sanford, Florida and has concluded that MGP impacts are present in a nearby lake. The consequences of this finding have not been determined.

      AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the EPD with respect to four sites: Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obligated to investigate and, if necessary, remediate environmental impacts at the sites. AGLC has completed soil remediation at the Griffin site and expects to monitor groundwater for three to six years. Assessment activities are being conducted at Augusta and have been completed at Savannah. Those assessment activities are expected to be completed principally during fiscal 1997. In addition, AGLC has completed removal of the gas storage holder at the Augusta site.

      Second, AGLC's response to all Georgia sites is proceeding under Georgia's HSRA. AGLC submitted to EPD formal notifications relating to all of its nine owned MGP sites, and EPD had listed seven of those sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the HSI. EPD has not listed the Macon site on the HSI at this time. EPD also has listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, EPD has determined the four sites subject to consent orders require corrective action; EPD also has determined the Athens site requires corrective action and will determine whether corrective action is required at the three remaining sites (Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted to EPD CSRs for the Brunswick and Rome MGP sites, and AGLC has concluded that some degree of response action is likely to be required at those sites.

      AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. AGLC cannot at this time determine the range of costs that may be associated with investigation and cleanup of the lake near the Sanford MGP site, which costs may be material. Accordingly, the foregoing estimated range now excludes those costs and reflects only AGLC's current estimate of the range of costs for which cost recovery claims against AGLC are reasonably likely. In addition, those costs do not include other expenses, such as property damage claims and natural resource damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded on the financial statements.

      AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental

                              Page 22 of 25 Pages
response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

      Second, AGLC is seeking recovery of appropriate costs from its insurers and other potentially responsible parties. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

                             Other Legal Proceedings

      On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County, Georgia seeking to recover for damage to property owned by persons adjacent to and nearby the former manufactured gas plant site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was finally approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGLC or the diminution in fair market value of properties not tendered to AGLC. Thus far, awards have been made to fifty-four (54) property owners in the class totaling approximately $5.7 million, including legal fees and expenses of the plaintiffs. There are approximately eighty-four (84) awards yet to be made. AGLC has filed motions to vacate six awards totaling approximately $4.4 million. An order was entered on July 8, 1997, denying the motion to vacate. AGLC has filed a notice of appeal to the Georgia Court of Appeals seeking to reverse the denial of the motion to vacate.

      With regard to other legal proceedings, AGLC is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGLC.



           (The remainder of this page was intentionally left blank.)

                              Page 23 of 25 Pages

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1    - Letter  Agreement  amending  FT-A  Contract No. 4235,
                         dated May 20, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company.

              10.2    - Amendatory  Agreement  dated April 21, 1997,  between
                         Atlanta Gas Light Company and Southern Natural Gas Company, amending Exhibits 10.28, 10.29, 10.31 and 10.34, Form 10-K for the fiscal year ended September 30, 1996.

              10.3    - Amendatory  Agreement  dated April 21, 1997,  between
                         Chattanooga  Gas  Company  and  Southern   Natural  Gas
                         Company, amending Exhibit 10.37, Form 10-K for the fiscal year ended September 30, 1996.

              10.4    - Amendatory  Agreement  dated April 21, 1997,  between
                         Chattanooga  Gas  Company  and  Southern   Natural  Gas
                         Company, amending Exhibit 10.35, Form 10-K for the fiscal year ended September 30, 1996.

              10.5    - Amendatory  Agreement  dated April 21, 1997,  between
                         Chattanooga  Gas  Company  and  Southern   Natural  Gas
                         Company, amending Exhibit 10.36, Form 10-K for the fiscal year ended September 30, 1996.

              10.6    -  Letter  Agreement  dated  April  21,  1997,  between
                         Atlanta Gas Light Company and Southern Natural Gas Company.

              27      -   Financial Data Schedule.

         (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Atlanta Gas Light Company
                                  (Registrant)


Date  August 14, 1997             /s/ David R. Jones
                                      David R. Jones
                                  Chief Executive Officer

Date  August 14, 1997             /s/ J. Michael Riley
                                      J. Michael Riley
                                  Vice President  and Chief  Financial Officer
                                  (Principal Accounting and Financial Officer)